Form 10-Q
period 1995-04-29
FALCON PRODUCTS INC /DE/
filed 1995-06-08
CIK 34339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 1995

                                       OR

[  ]  TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ------------ to -------------

Commission File Number 0-7967

                              FALCON PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                         43-0730877
        (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)         Identification Number)

         9387 DIELMAN INDUSTRIAL DRIVE                63132
              ST. LOUIS, MISSOURI                   (Zip Code)
                    (Address of principal executive offices)

                                 (314) 991-9200
                         (Registrant's telephone number,
                              including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.    YES      X       NO
                                                    -----       -----

As of June 1, 1995, the registrant had 8,642,659 shares of common stock, $.02 par value, outstanding.




                               Page 1 of 12 pages
                  Exhibit Index is on page 11 of this report.

PART  I -  FINANCIAL  INFORMATION
          ------------------------
Item 1. - Financial Statements
         ----------------------

                              Falcon Products, Inc. and Subsidiaries
                              --------------------------------------
                                   Consolidated Balance Sheets
                                   ---------------------------
                                           (Unaudited)
                                                              April 29,              October 29,
                                                                1995                    1994
                                                             -----------             -----------
Assets
- ------

Current assets:
 Cash and cash equivalents                                   $ 6,927,451             $ 7,312,189
 Accounts receivable, less allowances
  of $322,000 and $503,000, respectively                      11,379,571              14,318,450
 Inventories                                                  15,605,179              13,380,137
 Prepaid expenses and other current assets                     1,370,435               1,446,826
                                                             -----------             -----------
   Total current assets                                       35,282,636              36,457,602
                                                             -----------             -----------
Property, plant and equipment:
 Land                                                          2,799,225               1,942,124
 Buildings and improvements                                   11,454,767              10,404,634
 Machinery and equipment                                      19,280,822              18,865,549
                                                             -----------             -----------
                                                              33,534,814              31,212,307
 Less accumulated depreciation                                12,763,757              12,095,719
                                                             -----------             -----------
   Total property, plant and equipment                        20,771,057              19,116,588
                                                             -----------             -----------
Other assets, net of accumulated amortization:
 Excess of cost over fair value of net assets acquired         6,751,480               6,878,260
 Other                                                         2,835,001               2,452,703
                                                             -----------             -----------
   Total other assets                                          9,586,481               9,330,963
                                                             -----------             -----------

                                                             $65,640,174             $64,905,153
                                                             ===========             ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
 Accounts payable                                            $ 5,013,248             $ 5,395,549
 Accrued liabilities                                           3,032,954               4,734,911
 Current maturities of long-term debt                            151,215                 669,442
                                                             -----------             -----------
   Total current liabilities                                   8,197,417              10,799,902
Long-term obligations:
 Long-term debt                                                1,289,661               1,118,005
 Pension liability                                               200,884                 200,884
 Deferred income taxes                                         1,211,507               1,211,507
 Minority interest in consolidated subsidiary                  1,034,438               1,019,311
                                                             -----------             -----------
   Total liabilities                                          11,933,907              14,349,609
                                                             -----------             -----------
Stockholders' equity:
 Common stock, $.02 par value; authorized 20,000,000
       shares; issued and outstanding - 8,642,659
        and 8,572,756 shares, respectively                       172,853                 171,455
 Additional paid-in capital                                   30,891,577              30,510,061
 Cumulative translation adjustments                              104,843                 (38,621)
 Unearned portion of restricted stock issued                     (52,617)                     -
 Retained earnings                                            22,589,611              19,912,649
                                                             -----------             -----------
     Total stockholders' equity                               53,706,267              50,555,544
                                                             -----------             -----------

                                                             $65,640,174             $64,905,153
                                                             ===========             ===========

See accompanying notes to consolidated financial statements.

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                     Consolidated Statements of Earnings
                                     -----------------------------------
                                                 (Unaudited)

                                             Thirteen          Thirteen         Twenty-Six        Twenty-Six
                                           Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                                         April 29, 1995    April 30, 1994    April 29, 1995    April 30, 1994
                                         --------------    --------------    --------------    --------------

Net sales                                  $21,129,459       $18,765,722       $39,949,490       $34,031,989

Cost of sales                               13,623,292        12,517,161        26,618,186        23,067,232
                                           -----------       -----------       -----------       -----------

Gross margin                                 7,506,167         6,248,561        13,331,304        10,964,757

Selling, general and
 administrative
 expenses                                    4,751,416         3,985,111         8,572,297         7,264,733
                                           -----------       -----------       -----------       -----------

Operating profit                             2,754,751         2,263,450         4,759,007         3,700,024

Interest income, net                            37,594            40,896            74,117            90,089

Minority interest in
 earnings of consoli-
 dated subsidiary                               (4,375)                -           (15,127)                -
                                           -----------       -----------       -----------       -----------

Earnings before
 income taxes                                2,787,970         2,304,346         4,817,997         3,790,113

Income tax expense                           1,045,370           852,700         1,796,660         1,402,600
                                           -----------       -----------       -----------       -----------

Net earnings                               $ 1,742,600       $ 1,451,646       $ 3,021,337       $ 2,387,513
                                           ===========       ===========       ===========       ===========

Primary net earnings
 per share                                        $.20              $.17              $.34              $.27
                                                  ====              ====              ====              ====




See accompanying notes to consolidated financial statements.



                                         Falcon Products, Inc. and Subsidiaries
                                        --------------------------------------

                                    Consolidated Statements of Stockholders' Equity
                                    -----------------------------------------------
                               Twenty-Six Weeks Ended April 29, 1995, and April 30, 1994
                               ---------------------------------------------------------
                                                      (Unaudited)
                                                                               Unearned
                                               Additional     Cumulative      Portion Of                     Total
                                   Common       Paid-in       Translation     Restricted    Retained     Stockholders'
                                   Stock        Capital       Adjustments    Stock Issued   Earnings        Equity
                                  --------    -----------     -----------    ------------   --------     -------------
Balance, October 30, 1993         $169,609    $29,935,758     $ (78,819)       $      -    $14,120,654    $44,147,202

 Net earnings                            -              -             -               -      2,387,513      2,387,513
 Cash dividends                          -              -             -               -       (127,561)      (127,561)
 Exercise of stock options             334         31,009             -               -              -         31,343
 Issuance of stock to Employee
   Stock Purchase Plan                 365        190,085             -               -              -        190,450
 Compensation expense under
   non-qualified stock options           -         36,318             -               -              -         36,318
 Translation adjustments
   during year                           -              -       (38,243)              -              -        (38,243)
                                  --------    -----------     ---------        --------    -----------    -----------

Balance, April 30, 1994           $170,308    $30,193,170     $(117,062)       $      -    $16,380,606    $46,627,022
                                  ========    ===========     =========        ========    ===========    ===========



Balance, October 29, 1994         $171,455    $30,510,061     $ (38,621)       $      -    $19,912,649    $50,555,544

 Net earnings                            -              -             -               -      3,021,337      3,021,337
 Cash dividends                          -              -             -                       (344,375)      (344,375)
 Exercise of stock options             859         57,201             -               -              -         58,060
 Issuance of stock to Employee
   Stock Purchase Plan                 439        256,529             -               -              -        256,968
 Compensation expense under
   non-qualified stock options           -         10,386             -               -              -         10,386
 Translation adjustments
   during year                           -              -       143,464               -              -        143,464
 Issuance of restricted stock          100         57,400             -         (57,400)             -            100
 Amortization of restricted
   stock awards                          -              -             -           4,783              -          4,783
                                  --------    -----------     ---------        --------    -----------    -----------

Balance, April 29, 1995           $172,853    $30,891,577     $ 104,843        $(52,617)   $22,589,611    $53,706,267
                                  ========    ===========     =========        ========    ===========    ===========




See accompanying notes to consolidated financial statements

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                    Consolidated Statements of Cash Flows
                                    -------------------------------------
                                                 (Unaudited)
                                                                        Twenty-Six              Twenty-Six
                                                                        Weeks Ended             Weeks Ended
                                                                       April 29, 1995          April 30, 1994
                                                                       --------------          --------------
Cash flows from operating activities:
 Net earnings                                                            $ 3,021,337             $ 2,387,513
                                                                         -----------             -----------
 Adjustments to reconcile net earnings
  to net cash provided by operating activities
   Depreciation                                                              979,035                 758,831
   Amortization of other assets                                              574,077                 557,887
   Translation adjustments during year                                       143,464                 (38,243)
   Compensation expense under non-qualified stock options                     10,386                  36,318
   Minority interest in consolidated subsidiary                               15,127                       -
   Amortization of restricted stock awards                                     4,783                       -
   Change in assets and liabilities:
     Decrease (increase) in:
      Accounts receivable, net                                             2,938,879                 411,897
      Inventories                                                         (2,225,042)               (737,536)
      Prepaid expenses and other current assets                               76,391                (230,132)
      Other assets, net                                                     (829,595)               (368,102)
     Increase (decrease) in:
      Accounts payable                                                      (382,301)               (461,477)
      Accrued liabilities                                                 (1,701,957)               (531,069)
                                                                         -----------             -----------
        Total adjustments                                                   (396,753)               (601,626)
                                                                         -----------             -----------
        Net cash provided by operating activities                          2,624,584               1,785,887
                                                                         -----------             -----------
Cash flows from investing activities:
 Cost of business acquired (including working
  capital of $897,235 at date of acquisition)                                      -              (3,403,196)
 Additions to property, plant and equipment, net                          (2,633,504)             (1,910,927)
                                                                         -----------             -----------
        Net cash used in investing activities                             (2,633,504)             (5,314,123)
                                                                         -----------             -----------
Cash flows from financing activities:
 Repayment of long-term debt, net                                           (346,571)               (212,655)
 Common stock issuances                                                      315,128                 221,793
 Cash dividends                                                             (344,375)               (127,561)
                                                                         -----------             -----------
        Net cash used in financing activities                               (375,818)               (118,423)
                                                                         -----------             -----------
Net decrease in cash and cash equivalents                                   (384,738)             (3,646,659)
Cash and cash equivalents-beginning of period                              7,312,189              10,626,386
                                                                         -----------             -----------
Cash and cash equivalents-end of period                                 $  6,927,451             $ 6,979,727
                                                                        ============             ===========

Supplemental Cash Flow Information:
 Cash paid for interest                                                 $    100,999             $    38,974
                                                                        ============             ===========
 Cash paid for income taxes                                             $  2,480,700             $   994,551
                                                                        ============             ===========

See accompanying notes to consolidated financial statements.

                     Falcon Products, Inc. and Subsidiaries
                    ---------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                       Thirteen Weeks Ended April 29,1995
                       ----------------------------------

Note 1. - Interim Results

 The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 29, 1994, filed with the Securities and Exchange Commission.

Note 2. - Acquisitions

 During September 1994, the Company acquired a 67% controlling interest in Miton, a.s. ("Miton"), a furniture manufacturer in the Czech Republic, pursuant to an agreement with the government of the Czech Republic. The total cost to acquire the 67% interest in Miton was approximately $2.3 million and was funded from the Company's available cash reserves. Under terms of the purchase agreement, the Company will invest an additional $2.5 million in Miton over the next five years to acquire equipment and make certain plant improvements. This additional investment will increase the Company's ownership interest in Miton to approximately 84%. The Company expects to fund this additional cash investment from its available cash reserves, internally generated funds and/or available borrowings under its credit facility.

 On January 17, 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Charlotte Company, Inc. ("Charlotte") located in Belding, Michigan. Charlotte is an 82 year old company that specializes in the production and distribution of high quality wood and metal seating geared toward the office and upper end restaurant and lodging applications. The total purchase price for this transaction was approximately $3.4 million and was funded by the Company from its available cash reserves.

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

RESULTS OF OPERATIONS

General

 The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                   Thirteen  Weeks  Ended        Twenty-Six Weeks Ended
                                                   ----------------------        ----------------------
                                                   04/29/95      04/30/94        04/29/95      04/30/94
                                                   --------      --------        --------      --------
Net sales                                            100%         100.0%           100%         100.0%
Cost of sales                                        64.5          66.7            66.6          67.8
Gross margin                                         35.5          33.3            33.4          32.2
Selling, general and administrative expenses         22.5          21.2            21.5          21.3
Operating profit                                     13.0          12.1            11.9          10.9
Interest income, net                                   .2            .2              .2            .2
Minority interest in consolidated subsidiary          -             -               -             -
Earnings before income taxes                         13.2          12.3            12.1          11.1
Income tax expense                                    5.0           4.6             4.5           4.1
Net earnings                                          8.2           7.7             7.6           7.0


Thirteen weeks ended April 29, 1995, compared to the thirteen weeks ended April 30, 1994

 Net earnings totaled $1,743,000 in the second quarter of 1995, compared to $1,452,000 in 1994, an increase of 20.0%. Primary net earnings per share reached $.20 in 1995, compared to $.17 in 1994, a 17.6% increase.

 Net sales for the second quarter of 1995 were $21,129,000, an increase of 12.6% over 1994 second quarter net sales of $18,766,000. This increase primarily resulted from strong sales performance from the Company's Flight network of office furniture dealers, sales increases through international distribution channels and incremental sales from the acquisition of Miton during 1994. Net sales for the quarter excluding sales resulting from the acquisition of Miton were approximately $20,100,000.

 Cost of sales was $13,623,000 for the 1995 second quarter, an increase of 8.8% from $12,517,000 in the second quarter of 1994. The overall increase is a result of the increased sales volume. Gross margin increased to $7,506,000 for the second quarter of 1995, a 20.1% increase from $6,249,000 in the same quarter of 1994. Gross margin as a percentage of net sales increased to 35.5% in 1995 from 33.3% in 1994. The higher gross margin percentage during the second quarter of 1995 was due primarily to product mix and increased utilization of manufacturing facilities.

 Selling, general and administrative expenses were $4,751,000 in the second quarter of 1995, compared to $3,985,000 in the second quarter of 1994, a 19.2% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percentage of net sales, increased to 22.5% for the second quarter of 1995 as compared to 21.2% for the same period of 1994. The increase in the expense rate in 1995 is primarily the result of the Company's investment in sales and marketing programs, including salaries, travel expenses and commissions.

 Net interest income was $38,000 for the second quarter of 1995, versus $41,000 for the comparable period in 1994. The decrease in net interest income is primarly due to the reduction of available funds invested in interest-bearing securities due to the acquisition of Miton during 1994 and due to incremental interest expense associated with the borrowings of Miton.

 Income tax expense increased by $193,000, or 22.6%, in the second quarter of 1995 compared to the same period in 1994 due to higher earnings and a slightly higher effective tax rate in 1995.


Twenty-six weeks ended April 29, 1995, compared to twenty-six weeks ended April 30, 1994

 Net earnings totaled $3,021,000 in the first half of 1995, compared to $2,388,000 in 1994, an increase of 26.5%. Primary net earnings per share reached $.34 in 1995, compared to $.27 in 1994, a 25.9% increase.

 Net sales for the first half of 1995 were $39,949,000, an increase of 17.4% over net sales of $34,032,000 recorded for the same period in 1994. Net sales increased primarily due to increased sales from the Company's National Accounts program and due to the acquisitions of Charlotte and Miton during 1994. Net sales excluding sales resulting from these two acquisitions were approximately $35,500,000 in 1995 and $32,100,000 in 1994.

 Cost of sales was $26,618,000 for the first half of 1995, an increase of 15.4% from $23,067,000 in the first half of 1994. The overall increase is primarily related to the increased sales volume. Gross margin increased to $13,331,000 for the first half of 1995, a 21.6% increase from $10,965,000 in the same period of 1994. Gross margin as a percentage of net sales increased to 33.4% in 1995 from 32.2% in 1994. The higher gross margin percentage during the first half of 1995 was due primarily to product mix and increased utilization of manufacturing facilities.

 Selling, general and administrative expenses were $8,572,000 in the first half of 1995, compared to $7,265,000 in 1994, an 18.0% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percentage of net sales remained relatively constant, increasing to 21.5% for the first half of 1995 as compared to 21.3% for the same period of 1994.

 Net interest income was $74,000 for the first half of 1995, versus $90,000 for the comparable period in 1994. The decrease in net interest income is primarily due to the reduction of available funds invested in interest-bearing securities due to the acquisitions of Charlotte and Miton during 1994 and due to incremental interest expense associated with the borrowings of Miton.

 Income tax expense was $1,797,000 for the first half of 1995, a 28.1% increase compared to $1,403,000 for the same period in 1994. Income tax expense increased in 1995 due to higher earnings and a slightly higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

 The Company's working capital at April 29, 1995, was $27,085,000 and its ratio of current assets to current liabilities was 4.3 to 1.0, compared to $25,658,000 and 3.4 to 1.0 at October 29, 1994.

 The Company has a $2 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.75 percent and expires on July 1, 1996. As of April 29, 1995, there were no amounts outstanding under the revolving line of credit.

 The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary source of liquidity.

PART II - OTHER INFORMATION
          -----------------

Item 1. -    Legal Proceedings
             -----------------

             There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

Item 2. -    Changes in Securities
             ---------------------

             None.

Item 3. -    Defaults Upon Senior Securities
             -------------------------------

             None.

Item 4. -    Submission of Matters to a Vote of Security Holders
             ----------------------------------------------------

             The Company held its Annual Meeting of Stockholders on March 16,
             1995, for the purpose of electing a board of nine directors, to vote on the approval of an amendment to the Company's Amended and
             Restated 1991 Stock Option Plan to increase the number of shares available for issuance under the Plan from 600,000 to 1,000,000 and to vote on the amendment of the Company's Certificate of
             Incorporation to increase the number of authorized shares of common stock from ten million to twenty million.  The number of votes in favor, votes withheld and votes abstained for each nominee for director, as well as the number of votes for, against and abstained for the proposals to amend the Company's Amended and Restated 1991
             Stock Option Plan and to amend the Company's Certificate of
             Incorporation are as follows:
             Nominee                             Votes For              Votes Withheld         Votes Abstained
             --------                            ---------              --------------         ---------------
             Raynor E. Baldwin                   7,252,178                   4,625                  38,015
             Donald P. Gallop                    7,071,817                 184,986                  38,015
             Franklin E. Hancock                 7,249,058                   7,745                  38,015
             James L. Hoagland                   7,253,067                   3,736                  38,015
             Franklin A. Jacobs                  7,255,567                   1,236                  38,015
             S. Lee Kling                        7,254,167                   2,636                  38,015
             Lee M. Liberman                     7,252,167                   4,636                  38,015
             Alan Peters                         7,074,717                 182,086                  38,015
             James Schneider                     7,255,367                   1,436                  38,015

                                                 Votes For              Votes Against          Votes Abstained
                                                 ---------              -------------          ----------------

             Approval of the amendment
             to the Company's Amended
             and Restated 1991 Stock
             Option Plan                         6,727,217                 538,984                  28,617

             Amendment to the Company's
             Certificate of Incorporation        7,110,654                 162,611                  21,553

Item 5. -    Other Information
             -----------------

             None.

Item 6. -    Exhibits and Reports on Form 8-K
             --------------------------------

             (a)  For exhibits, see exhibit index on page 11.

             (b) No current Reports on Form 8-K have been filed during the thirteen weeks ended April 29, 1995.

                                   SIGNATURES
                                  -----------


 Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FALCON PRODUCTS, INC.
                                            ---------------------
                                            (Registrant)




Date:  June 1, 1995                         /s/ Franklin A. Jacobs
                                            ------------------------------------
                                            Franklin A. Jacobs
                                            President, Chief  Executive Officer,
                                            and Chairman of the Board






Date:  June 1, 1995                         /s/ Stephen L. Clanton
                                            ------------------------------------
                                            Stephen L. Clanton
                                            Executive Vice President,
                                            Chief Financial Officer

                                   EXHIBIT  INDEX
                                  ---------------

Exhibit
Number                 Description                                             Page
- -------                -----------                                             ----
11                     Computation of net earnings per share,
                       filed herewith.                                          12
