Form 10-Q
period 1995-07-29
FALCON PRODUCTS INC /DE/
filed 1995-08-31
CIK 34339

             UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 1995

                                    OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
          OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ------------ to -------------

Commission File Number 0-7967

                           FALCON PRODUCTS, INC.
          (Exact name of registrant as specified in its charter)

               DELAWARE                                     43-0730877
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                   Identification Number)

      9387 DIELMAN INDUSTRIAL DRIVE
           ST. LOUIS, MISSOURI                                 63132
(Address of principal executive offices)                    (Zip Code)

                                      (314) 991-9200
                              (Registrant's telephone number,
                                   including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.    YES      X       NO
                                                 -----------     -----------

As of September 7, 1995, the registrant had 8,657,026 shares of common stock, $.02 par value, outstanding.






                            Page 1 of 12 pages
                Exhibit Index is on page 11 of this report.

PART  I -  FINANCIAL  INFORMATION
           ----------------------
Item 1. - Financial Statements
          --------------------

                            Falcon Products, Inc. and Subsidiaries
                            --------------------------------------
                                  Consolidated Balance Sheets
                                  ---------------------------
                                          (Unaudited)

                                                                     July 29,     October 29,
                                                                       1995          1994
                                                                   -----------    -----------
Assets
- ------

Current assets:
   Cash and cash equivalents                                       $ 7,476,475    $ 7,312,189
   Accounts receivable, less allowances
      of $360,000 and $503,000, respectively                        13,161,531     14,318,450
   Inventories                                                      15,594,659     13,380,137
   Prepaid expenses and other current assets                         1,401,357      1,446,826
                                                                   -----------    -----------
         Total current assets                                       37,634,022     36,457,602
                                                                   -----------    -----------
Property, plant and equipment:
   Land                                                              2,807,605      1,942,124
   Buildings and improvements                                       11,561,039     10,404,634
   Machinery and equipment                                          19,836,848     18,865,549
                                                                   -----------    -----------
                                                                    34,205,492     31,212,307
   Less accumulated depreciation                                    13,245,471     12,095,719
                                                                   -----------    -----------
         Total property, plant and equipment                        20,960,021     19,116,588
                                                                   -----------    -----------
Other assets, net of accumulated amortization:
   Excess of cost over fair value of net assets acquired             6,688,090      6,878,260
   Other                                                             2,829,428      2,452,703
                                                                   -----------    -----------
         Total other assets                                          9,517,518      9,330,963
                                                                   -----------    -----------

                                                                   $68,111,561    $64,905,153
                                                                   ===========    ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Accounts payable                                                $ 5,036,996    $ 5,395,549
   Accrued liabilities                                               3,117,533      4,734,911
   Current maturities of long-term debt                                717,592        669,442
                                                                   -----------    -----------
         Total current liabilities                                   8,872,121     10,799,902
Long-term obligations:
   Long-term debt                                                    1,303,242      1,118,005
   Pension liability                                                   200,884        200,884
   Deferred income taxes                                             1,211,507      1,211,507
   Minority interest in consolidated subsidiary                      1,017,214      1,019,311
                                                                   -----------    -----------
         Total liabilities                                          12,604,968     14,349,609
                                                                   -----------    -----------
Stockholders' equity:
   Common stock, $.02 par value; authorized 20,000,000
         shares; issued and outstanding - 8,657,026
         and 8,572,756 shares, respectively                            173,141        171,455
   Additional paid-in capital                                       31,071,509     30,510,061
   Cumulative translation adjustments                                    6,900        (38,621)
   Unearned portion of restricted stock issued                         (78,632)             -
   Retained earnings                                                24,333,675     19,912,649
                                                                   -----------    -----------
            Total stockholders' equity                              55,506,593     50,555,544
                                                                   -----------    -----------

                                                                   $68,111,561    $64,905,153
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


                          Thirteen          Thirteen         Thirty-Nine       Thirty-Nine
                         Weeks Ended       Weeks Ended       Weeks Ended       Weeks Ended
                        July 29, 1995     July 30, 1994     July 29, 1995     July 30, 1994
                        -------------     -------------     -------------     -------------

Net sales                $23,376,827       $19,764,750       $63,326,317       $53,796,739

Cost of sales             15,429,499        13,075,123        42,047,685        36,142,355
                         -----------       -----------       -----------       -----------

Gross margin               7,947,328         6,689,627        21,278,632        17,654,384

Selling, general and
   administrative
   expenses                4,918,519         4,127,542        13,490,816        11,392,275
                         -----------       -----------       -----------       -----------

Operating profit           3,028,809         2,562,085         7,787,816         6,262,109

Interest income, net          45,663            27,465           119,780           117,554

Minority interest
   in earnings of
   consolidated
   subsidiary                 (6,886)                -           (22,013)                -
                         -----------       -----------       -----------       -----------

Earnings before
   income taxes            3,067,586         2,589,550         7,885,583         6,379,663

Income tax expense         1,150,500           958,300         2,947,160         2,360,900
                         -----------       -----------       -----------       -----------

Net earnings             $ 1,917,086       $ 1,631,250       $ 4,938,423       $ 4,018,763
                         ===========       ===========       ===========       ===========

Primary net earnings
   per share                    $.22              $.19              $.56              $.46
                                ====              ====              ====              ====




See accompanying notes to consolidated financial statements.


                                           Falcon Products, Inc. and Subsidiaries
                                           --------------------------------------
                                       Consolidated Statements of Stockholders' Equity
                                       -----------------------------------------------
                                  Thirty-Nine Weeks Ended July 29, 1995, and July 30, 1994
                                  --------------------------------------------------------
                                                         (Unaudited)


                                                                                  Unearned
                                                  Additional     Cumulative      Portion Of                   Total
                                      Common       Paid-in       Translation     Restricted     Retained   Stockholders'
                                       Stock       Capital       Adjustments    Stock Issued    Earnings      Equity
                                     --------    -----------     -----------    ------------    --------   -------------

Balance, October 30, 1993            $169,609    $29,935,758       $(78,819)      $      -    $14,120,654   $44,147,202

   Net earnings                             -              -              -              -      4,018,763     4,018,763
   Cash dividends                           -              -              -              -       (255,620)     (255,620)
   Exercise of stock options              672         36,410              -              -                       37,082
   Issuance of stock to Employee
       Stock Purchase Plan                582        302,257              -              -              -       302,839
   Compensation expense under
       non-qualified stock options          -         48,424              -              -              -        48,424
   Translation adjustments
       during year                          -              -         20,940              -              -        20,940
                                     --------    -----------       --------       --------    -----------   -----------

Balance, July 30, 1994               $170,863    $30,322,849       $(57,879)      $      -    $17,883,797   $48,319,630
                                     ========    ===========       ========       ========    ===========   ===========


Balance, October 29, 1994            $171,455    $30,510,061       $(38,621)      $      -    $19,912,649   $50,555,544

   Net earnings                             -              -              -              -      4,938,423     4,938,423
   Cash dividends                           -              -              -              -       (517,397)     (517,397)
   Exercise of stock options              873         58,671              -              -              -        59,544
   Issuance of stock to Employee
       Stock Purchase Plan                663        397,973              -              -              -       398,636
   Compensation expense under
       non-qualified stock options          -         15,579              -              -              -        15,579
   Translation adjustments
       during  year                         -              -         45,521              -              -        45,521
   Issuance of restricted stock           150         89,225              -        (89,225)             -           150
   Amortization of restricted
       stock awards                         -              -                        10,593              -        10,593
                                     --------    -----------       --------       --------    -----------   -----------

Balance, July 29, 1995               $173,141    $31,071,509       $  6,900       $(78,632)   $24,333,675   $55,506,593
                                     ========    ===========       ========       ========    ===========   ===========


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

                                                                   Thirty-Nine             Thirty-Nine
                                                                   Weeks Ended             Weeks Ended
                                                                  July 29, 1995           July 30, 1994
                                                                  -------------           -------------
Cash flows from operating activities:
    Net earnings                                                   $ 4,938,423             $ 4,018,763
                                                                   -----------             -----------
    Adjustments to reconcile net earnings
      to net cash provided by operating activities:
         Depreciation                                                1,487,910               1,171,560
         Amortization of other assets                                  909,429                 888,496
         Translation adjustments during year                            45,521                  20,940
         Compensation expense under non-qualified stock options         15,579                  48,424
         Minority interest in consolidated subsidiary                   22,013                       -
         Amortization of restricted stock awards                        10,593                       -
         Change in assets and liabilities:
            Decrease (increase) in:
               Accounts receivable, net                              1,156,919                (250,172)
               Inventories                                          (2,238,632)               (836,069)
               Prepaid expenses and other current assets                45,469                  29,337
               Other assets, net                                    (1,095,984)               (721,520)
            Increase (decrease) in:
               Accounts payable                                       (358,553)               (254,328)
               Accrued liabilities                                  (1,617,378)               (189,801)
                                                                   -----------             -----------
                  Total adjustments                                 (1,617,114)                (93,133)
                                                                   -----------             -----------
                  Net cash provided by operating activities          3,321,309               3,925,630
                                                                   -----------             -----------
Cash flows from investing activities:
    Cost of business acquired (including working
      capital of $897,235 at date of acquisition)                            -              (3,403,196)
    Additions to property, plant and equipment, net                 (3,331,343)             (3,484,296)
                                                                   -----------             -----------
                  Net cash used in investing activities             (3,331,343)             (6,887,492)
                                                                   -----------             -----------
Cash flows from financing activities:
    Borrowings (repayment) of long-term debt, net                      233,387                (224,804)
    Common stock issuances                                             458,330                 339,921
    Cash dividends                                                    (517,397)               (255,620)
                                                                   -----------             -----------
                  Net cash provided by (used in)
                     financing activities                              174,320                (140,503)
                                                                   -----------             -----------
Net increase (decrease) in cash and cash equivalents                   164,286              (3,102,365)
Cash and cash equivalents-beginning of period                        7,312,189              10,626,386
                                                                   -----------             -----------
Cash and cash equivalents-end of period                            $ 7,476,475             $ 7,524,021
                                                                   ===========             ===========

Supplemental Cash Flow Information:
    Cash paid for interest                                         $   133,388             $    43,360
                                                                   ===========             ===========
    Cash paid for income taxes                                     $ 3,798,902             $ 1,966,777
                                                                   ===========             ===========


See accompanying notes to consolidated financial statements.


                     Falcon Products, Inc. and Subsidiaries
                     --------------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                       Thirteen Weeks Ended July 29, 1995
                       ----------------------------------

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

Note 2. - Acquisitions

      During September 1994, the Company acquired a 67% controlling interest in Miton, a.s. ("Miton"), a furniture manufacturer in the Czech Republic, pursuant to an agreement with the government of the Czech Republic. The total cost to acquire the 67% interest in Miton was approximately $2.3 million and was funded from the Company's available cash reserves. Under terms of the purchase agreement, the Company will invest an additional $2.5 million in Miton over the next five years to acquire equipment and make certain plant improvements. This additional investment will increase the Company's ownership interest in Miton to approximately 84%. The Company expects to fund this additional investment from its available cash reserves, internally generated funds and/or available borrowings under its credit facility.

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

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

RESULTS OF OPERATIONS

General

      The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                Thirteen  Weeks  Ended              Thirty-Nine Weeks Ended
                                                ----------------------              -----------------------
                                                07/29/95      07/30/94              07/29/95       07/30/94
                                                --------      --------              --------       --------

Net sales                                        100.0%        100.0%                100.0%         100.0%
Cost of sales                                     66.0          66.2                  66.4           67.2
Gross margin                                      34.0          33.8                  33.6           32.8
Selling, general and administrative expenses      21.0          20.8                  21.3           21.2
Operating profit                                  13.0          13.0                  12.3           11.6
Interest income, net                                .1            .1                    .2             .3
Minority interest in consolidated subsidiary         -             -                     -              -
Earnings before income taxes                      13.1          13.1                  12.5           11.9
Income tax expense                                 4.9           4.8                   4.7            4.4
Net earnings                                       8.2           8.3                   7.8            7.5


Thirteen weeks ended July 29, 1995, compared to the thirteen weeks ended July 30, 1994

   Net earnings totaled $1,917,000 in the third quarter of 1995, compared to $1,631,000 in 1994, an increase of 17.5%. Primary net earnings per share reached $.22 in 1995, compared to $.19 in 1994, a 15.8% increase.

   Net sales for the third quarter of 1995 were $23,377,000, an increase of 18.3% over 1994 third quarter net sales of $19,765,000. This increase primarily resulted from strong sales performance from the Company's Flight network of office furniture dealers, sales increases from the Company's National Accounts program and incremental sales from the acquisition of Miton during 1994. Net sales for the quarter excluding sales resulting from the acquisition of Miton were approximately $22,283,000.

   Cost of sales was $15,429,000 for the 1995 third quarter, an increase of 18.0% from $13,075,000 in the third quarter of 1994. The overall increase is a result of the increased sales volume. Gross margin increased to $7,947,000 for the third quarter of 1995, a 18.8% increase from $6,690,000 in the same quarter of 1994. Gross margin as a percentage of net sales increased to 34.0% in 1995 from 33.8% in 1994. The higher gross margin percentage during the third quarter of 1995 was due primarily to product mix and increased utilization of manufacturing facilities.

   Selling, general and administrative expenses were $4,919,000 in the third quarter of 1995, compared to $4,128,000 in the third quarter of 1994, a 19.2% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percentage of net sales, increased to 21.0% for the third quarter of 1995 as compared to 20.8% for the same period of 1994. The increase in the expense rate in 1995 is primarily the result of the Company's investment in sales and marketing programs, including salaries, travel expenses and commissions.

   Net interest income was $46,000 for the third quarter of 1995, versus $27,000 for the comparable period in 1994. The increase in net interest income is primarily due to higher returns on the available funds invested in interest-bearing securities, offset by incremental interest expense associated with the borrowings of Miton.

   Income tax expense increased by $192,000, or 20.1%, in the third quarter of 1995 compared to the same period in 1994 due to higher earnings and a slightly higher effective tax rate in 1995.


Thirty-nine weeks ended July 29, 1995, compared to thirty-nine weeks ended July 30, 1994

   Net earnings totaled $4,938,000 in the first three quarters of 1995, compared to $4,019,000 in 1994, an increase of 22.9%. Primary net earnings per share reached $.56 in 1995, compared to $.46 in 1994, a 21.7% increase.

   Net sales for the first three quarters of 1995 were $63,326,000, an increase of 17.7% over net sales of $53,797,000 recorded for the same period in 1994. Net sales increased primarily due to increased sales from the Company's National Accounts program and the Company's flight network of office furniture dealers and incremental sales from the acquisitions of Charlotte and Miton during 1994. Net sales excluding sales resulting from these two acquisitions were approximately $56,479,000 in 1995 and $50,730,000 in 1994.

   Cost of sales was $42,048,000 for the first three quarters of 1995, an increase of 16.3% from $36,142,000 in the first three quarters of 1994. The overall increase is primarily related to the increased sales volume. Gross margin increased to $21,279,000 for the first three quarters of 1995, a 20.5% increase from $17,654,000 in the same period of 1994. Gross margin as a percentage of net sales increased to 33.6% in 1995 from 32.8% in 1994. The higher gross margin percentage during the first three quarters of 1995 was due primarily to product mix and increased utilization of manufacturing facilities.

   Selling, general and administrative expenses were $13,491,000 in the first three quarters of 1995, compared to $11,392,000 in 1994, an 18.4% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percentage of net sales remained relatively constant, increasing to 21.3% for the first three quarters of 1995 as compared to 21.2% for the same period of 1994.

   Net interest income was $120,000 for the first three quarters of 1995, versus $118,000 for the comparable period in 1994. The increase in net interest income is primarily due to higher returns on the available funds invested in interest-bearing securities, offset by incremental interest expense associated with the borrowings of Miton.

   Income tax expense was $2,947,000 for the first three quarters of 1995, a 24.8% increase compared to $2,361,000 for the same period in 1994. Income tax expense increased in 1995 due to higher earnings and a slightly higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital at July 29, 1995, was $28,762,000 and its ratio of current assets to current liabilities was 4.2 to 1.0, compared to $25,658,000 and 3.4 to 1.0 at October 29, 1994.

   Capital expenditures by the Company during the first three quarters of 1995 and 1994 were $3.3 million and $3.5 million, respectively. The Company's capital budget for the remainder of 1995 is approximately $1.2 million, which is expected to be funded by internally generated funds and/or available cash reserves.

   The Company has a $2 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.25 percent and expires on July 1, 1997. As of July 29, 1995, there were no amounts outstanding under the revolving line of credit.

   The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

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

Item 2. -   Changes in Securities
            ---------------------

            None.

Item 3. -   Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4. -   Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None.

Item 5. -   Other Information
            -----------------

            None.

Item 6. -   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  For exhibits, see exhibit index on page 11.

            (b) No current Reports on Form 8-K have been filed during the thirteen weeks ended July 29, 1995.

                                 SIGNATURES
                                 ----------


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          FALCON PRODUCTS, INC.
                                          ---------------------
                                          (Registrant)




Date:  September 7, 1995                  /s/ Franklin A. Jacobs
                                          --------------------------------
                                          Franklin A. Jacobs
                                          President, Chief  Executive Officer,
                                          and Chairman of the Board






Date:  September 7, 1995                  /s/ Stephen L. Clanton
                                          --------------------------------
                                          Stephen L. Clanton
                                          Executive Vice President,
                                          Chief Financial Officer

                                  EXHIBIT  INDEX
                                  --------------

Exhibit
Number                        Description                               Page
- -------                       -----------                               ----

11                            Computation of net earnings
                              per share, filed herewith.                12






