Form 10-K405
period 1995-10-28
FALCON PRODUCTS INC /DE/
filed 1996-01-24
CIK 34339

                SECURITIES  AND  EXCHANGE  COMMISSION
                       WASHINGTON, D.C. 20549
                        ---------------------
                              FORM 10-K
(Mark One)
[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             FOR THE FISCAL YEAR ENDED OCTOBER 28, 1995
                              OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM ----- TO -----
                    COMMISSION FILE NUMBER 1-11577
                       ------------------------

                        FALCON PRODUCTS, INC.
           DELAWARE                             43-0730877
 (State or other jurisdiction of             (I.R.S. Employer
 incorporation or organization)             Identification No.)

      9387 DIELMAN INDUSTRIAL DRIVE, ST. LOUIS, MISSOURI 63132
 REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (314) 991-9200

                   --------------------------------
     SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
               COMMON STOCK, PAR VALUE $.02 PER SHARE

  SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: NONE

                   --------------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for
the past 90 days:  Yes [X]   No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K:
[X]

     The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 15, 1996, was $83,373,427, based upon the average stock price as reported on the New York Stock Exchange on such date.

     As of January 15, 1996, the Registrant had outstanding 9,543,690 shares of Common Stock.

               DOCUMENTS  INCORPORATED  BY  REFERENCE


     Part III: The definitive proxy statement of Registrant (to be filed pursuant to Regulation 14A) for Registrant's 1996 Annual
Meeting of Shareholders, which involves the election of directors, is incorporated by reference into Items 10, 11, 12 and 13.
       Exhibit Index is on Pages 33 through 35 of this Report
                         Page 1 of 38 Pages

                                         TABLE OF CONTENTS
                                                                                              PAGE
                                                                                              ----
PART I
------

            ITEM 1.    Business                                                                  3
            ITEM 2.    Properties                                                                8
            ITEM 3.    Legal Proceedings                                                         9
            ITEM 4.    Submission of Matters to a Vote of Security Holders                       9
            ITEM 4A.   Executive Officers of the Registrant                                      9

PART II
-------

            ITEM 5.    Market for the Registrant's Common Equity and
                            Related Stockholder Matters                                         10
            ITEM 6.    Selected Financial Data                                                  11
            ITEM 7.    Management's Discussion and Analysis of
                            Financial Condition and Results of Operations                       12
            ITEM 8.    Financial Statements and Supplementary Data                              15
            ITEM 9.    Changes in and Disagreements with Accountants on
                            Accounting and Financial Disclosure                                 29

PART III
--------

            ITEM 10.   Directors and Executive Officers of the Registrant                       29
            ITEM 11.   Executive and Director Compensation                                      29
            ITEM 12.   Security Ownership of Certain Beneficial Owners
                            and Management                                                      29
            ITEM 13.   Certain Relationships and Related Transactions                           29

PART IV
-------

            ITEM 14.   Exhibits, Financial Statement Schedules and Reports
                            on Form 8-K                                                         29

SIGNATURES                                                                                      32
----------

EXHIBIT INDEX                                                                                   33
-------------

                          FALCON PRODUCTS, INC.

                                FORM 10-K

   When used herein, the term "Company" refers to the Registrant, Falcon Products, Inc., and its subsidiaries.

                                 PART I

ITEM 1.  BUSINESS.

GENERAL

   The Company designs, manufactures and markets an extensive line of furniture and related products for the foodservice, office and lodging industries, including table bases, table tops, metal and wood chairs, booths, interior decor systems and wire shelving. The Company manufactures most of its products to customer order from basic raw materials. The Company markets its products to a wide variety of customers, including wholesale distributors, buying groups, architectural design firms, office furniture dealers and end users, through a combination of its own direct factory sales force and independent manufacturer's representatives.

PRODUCTS

   Furniture Products.  The Company's principal products consist of table
bases, table tops, wood and metal chairs and booths.   The Company's table
bases are produced in a variety of sizes, styles and finishes and are utilized by restaurants, hotels, offices, employee cafeterias, healthcare facilities, airports, universities and other commercial locations where food is served. Table bases are finished to order in one of the Company's 42 standard catalog powder coat paint finishes or seven designer plated finishes and also may be painted to match a customer's custom finish requirements. Table bases either may be combined with table tops produced by the Company to create complete tables for sale to customers or may be used by a customer in connection with other table tops. The Company also has a number of original equipment manufacturer customers who purchase its table bases for use with their own table tops.

   Table tops are manufactured by the Company in a number of standard sizes and shapes and in a variety of finishes, including wood veneers, fiberglass, high-pressure laminate patterns and solid wood. Edge treatments for the table tops are available in vinyl, laminate, wood or metal. Wood edges are machined to one of 26 standard catalog edge treatments on machinery especially designed for the production of custom contract quality products. Wood edge, veneer and butcher block tops are stained with one of the Company's 36 standard color finishes and sealed and sprayed with a durable catalyzed top coat. The Company also has the capability of manufacturing custom table tops in a wide variety of customer-specified sizes, shapes and finishes. Table tops are typically sold with a base produced by the Company but may be purchased separately.

   The Company produces wood chairs in many styles from a variety of wood types and in many standard upholstery fabric and vinyl coverings. The majority of these chairs are assembled from machined parts purchased in Europe. For upholstered products, the customer may select one of the Company's 91 standard catalog vinyls or 205 contract-quality fabrics or may specify or supply its choice of materials. Wood chairs are finished with one of the Company's 26 standard colors or the customer may specify or supply its choice of finish material. A durable seal coat and top coat finish are also applied to all wood chairs.

   The Company's metal stacking chairs are available in a wide variety of styles and are used primarily in multi-use room situations where it is necessary to store the chairs for certain functions, such as in training and banquet facilities. Metal chairs may be upholstered in one of the Company's standard catalog vinyls or fabrics or in customer-furnished or customer-specified materials and may be plated or powder coat painted in one of 59 standard catalog finishes or in a customer-designated custom finish.

   Booths manufactured by the Company are available in 29 standard catalog styles and numerous customer-specified styles, and may be upholstered in one of the Company's standard catalog vinyls or fabrics or in customer-designated or supplied coverings. Exposed wood is color matched to customer specifications and top coated with the same durable catalyzed finish used on the Company's table tops and other wood products. Custom booths may also be produced to customer specifications.

   The combination of the Company's broad line of furniture products and its vertical manufacturing capabilities enable it to offer a complete commercial
interior decor package to its customers.   The Company integrates certain of
its products into its Genesis interior decor system, including all furniture, booths, walls, wood trim and casegoods components. Genesis casegoods components include counters, bars, divider walls, planter units, salad bars and stands produced in a variety of high-pressure laminates. Genesis casegoods are manufactured by the Company, delivered to the customer site and installed by employees or Company-trained subcontractors. The Genesis system is suitable for either new foodservice installations or remodeling existing facilities.

   Wire Shelving and Kitchen Equipment. The Company's wire shelving systems are manufactured by the Company's William Hodges division for use in the foodservice industry for the storage of food products, including in-freezer storage of perishable foods. These shelving systems are comprised of steel wire, which forms the horizontal surface of the shelf, steel strips, which form the perimeter of the shelf, steel posts, which support the shelf, and plastic supports, which affix the shelf to the posts, and are available in zinc, chrome and epoxy finishes. During 1994, the Company introduced its durable new SilverShield epoxy finish on its wire shelving. This finish is backed by a 15-year guarantee, the longest in the industry. Wire shelving is also produced in stainless steel for use in extremely harsh environments. Among the other items of metal kitchen equipment produced by the Company are fry baskets, strainers and whips.

MARKETING AND DISTRIBUTION

  Domestic Sales of Furniture and Wire Shelving Products. The Company sells its furniture products throughout the United States to a wide variety of customers, including restaurant supply dealers, architectural design firms, office furniture dealers, mass merchandisers, OEM's and chain restaurants. These products are marketed through a combination of 26 direct factory sales representatives employed by the Company and 14 independent manufacturer's representatives organizations. Most sales representatives are assigned to geographical territories. The efforts of these factory and independent sales representatives are directed by the Company's Senior Vice President-Sales, three regional managers, three district managers and the Company's Flight sales manager.

   The Company's William Hodges division sells its product to the foodservice, healthcare and material handling markets throughout the United States through 55 independent manufacturer's representatives organizations which are directed by the Company's Senior Vice President-Sales and three regional managers.

   Each factory and independent sales representative (i) is assigned a territory in which to promote and sell the Company's products, (ii) assists in the collection of receivables and resolution of any complaints with regard to his or her sales, and (iii) receives commissions based on the net sales made in his or her territory. The Company determines the prices at which its products will be sold and may refuse to accept any orders submitted by a sales representative for credit-worthiness or other reasons. The Company's independent sales representatives do not carry competing lines.

   The Company's marketing programs assist its representatives in various ways. The Company (i) conducts extensive training programs to better educate its sales representatives with respect to the design, manufacture, variety and decor applications of the Company's products, (ii) provides restaurant supply and office furniture dealers, mass merchandisers, architectural designers, OEM's and other customers with catalog materials, samples and brochures, (iii) maintains a 33-person customer service department that ensures that the Company promptly responds to the needs and orders of its customers, (iv) exhibits its products at national and regional furniture shows and leases a showroom in the Merchandise Mart in Chicago, (v) maintains regular contact with key customers, and (vi) conducts ongoing surveys to determine customer satisfaction.

   Flight. The Company's office and other furniture products are also marketed through the Company's "Flight" network of approximately 430 independent office furniture dealers and 590 secondary dealers. Flight dealers distribute the Company's furniture products to a wide variety of commercial users and office furniture retailers and provide the Company with access to incremental sales opportunities. The Flight network is designed to both distribute the Company's office furniture products and cross-sell its foodservice furniture products. The Company utilizes its direct factory sales force and independent sales representatives, under the supervision of the Company's Flight sales manager, to call upon existing and prospective Flight dealers.

   International Sales. The Company's products are marketed throughout Europe through a network of approximately 66 dealers located in approximately 25 countries. The Company acquired Falcon Mimon, a.s. , formerly Miton, a.s., a furniture manufacturer located in Mimon, Czech Republic ("Falcon Mimon") in September 1994. Management believes that the manufacturing capabilities of Falcon Mimon will complement the distribution network and will position the Company to take advantage of opportunities in Europe. During 1995, the Company began to close down its Paris sales and distribution offices because it was not meeting the Company's financial expectations. To insure that the Company's relationship with its customers that had been established by its Paris office did not experience any disruption in service, additional independent representatives were enlisted to support this effort.

   Distribution of the Company's products in Asia and the Pacific Rim is achieved through exclusive distribution arrangements in Japan and in Hong Kong. The Company plans to augment these existing distribution agreements during 1996 with additional distribution arrangements in South Korea and other countries in the Pacific Rim. The Company's international sales efforts are supported by two dedicated customer service personnel. During 1995, 1994 and 1993, foreign operations and export sales were $9.7 million, $4.8 million, and $3.5 million, respectively. Of these amounts, $4.0 million and $.4 million of sales in 1995 and 1994, respectively, were made directly from the Company's Mimon location.

   National Accounts. The Company's National Accounts program targets the major restaurant chains in the United States. The Company's National Accounts sales force consists of 11 employee sales representatives that are directed by the Company's Vice President-National Accounts. The Company believes that its vertically integrated manufacturing capabilities allow it to better serve these customers than most of its competitors and that its Genesis system is particularly suited for many of these customers. Each of the National Accounts sales representatives is trained to assist the customer in developing the design of a Genesis package to meet the customer's requirements. The Company's National Accounts sales force is supported by 12 customer service representatives, 16 quotation and design services personnel and eight product engineers, located at the Company's Newport, Tennessee and Arcadia, California manufacturing facilities.

PRODUCT DESIGN AND DEVELOPMENT

   The Company's design and engineering group consists of three designers and four engineers. The designers work primarily with sales and marketing personnel in support of the Company's Genesis systems for its National Accounts program. The Company's engineering staff utilizes the Company's computer aided design system to provide layout and configuration advice to customers who are integrating the Company's furniture products into their facilities and to design casegoods and other components. The design and engineering group also assists the Company's product design engineers in the development of new products.

   The Company's Product Development team, which is comprised of purchasing, engineering, marketing and financial personnel, strives to produce customer satisfaction and competitively priced products by constantly improving the Company's product lines. The Product Development team has a formalized charter and a plan that not only will account for new product introductions, but has identified market trends and includes product development to accommodate those trends. The Company has three full-time product design engineers who report to the Product Development team and are responsible for the design of new product introductions. Product designs are also purchased from time to time from outside sources to supplement the Company's internal design capabilities.

MANUFACTURING

   The Company's manufacturing facility in Newport, Tennessee, produces table bases, table tops, millwork, casegoods and booths. Table bases are produced from wood or from iron castings. Metal table bases are sent to the Newport facility in truck load quantities from the Company's gray iron foundry in Juarez, Mexico, and are finished to meet customer requirements. Table tops, which may be combined with the Company's table bases to produce a complete table, are produced from solid wood or 1 1/8" particle board core with a laminate or wood veneer surface, receive various edge treatments and finishes, and are sealed and sprayed with a durable top coat. Millwork and casegoods, which are produced primarily to support the Genesis program, are manufactured at the Newport facility from lumber that is purchased in truck load quantities, dry-kilned and rough-planed. The lumber is then planed to a finish dimension, cut to the appropriate length and width and profiled with special edge treatments. The product is then assembled to engineering specifications and finished with a durable catalyzed finish. Booths are produced from rough lumber that is cut and prepared in a millroom at the facility, covered or color-matched to customer specifications and top coated with the same durable catalyzed finish used on the Company's table tops and other wood products.

   The Company's facility in Lewisville, Arkansas, produces wood chairs. Approximately 20% of the facility's wood chairs are produced entirely in house, with the balance assembled from machined parts imported from Europe. The Company purchases these parts in container loads and then assembles and finishes the chairs to customer order. To provide consistency and speed to the finishing process, a conveyorized paint line is utilized with spray booths and drying ovens positioned to allow proper flash off and curing times between finishing steps. Upon completion, chairs are cartoned to prevent damage in transportation.

   The Company's facility in Juarez, Mexico, produces iron castings which are finished into table bases at the Newport facility. Molds for the table bases are produced by packing sand around an aluminum match plate. Many of the raw materials used at the facility are readily available in the Juarez area. A significant percentage of the table bases produced at the facility are painted in one of two basic colors. The bases are finished and painted with a powder coat paint in Juarez prior to shipment to the Newport facility. Table bases that are to be chrome plated in Newport are polished in Juarez prior to shipment to Newport. The Juarez facility has warehouse storage capabilities for staging west coast and international shipments. A small portion of this facility's production is shipped, generally in truck-load quantities, directly to the Company's customers. During 1994, the Company constructed a new foundry in Juarez which increased the melting capacity from 60,000 pounds of scrap iron per day to 100,000 pounds per day. This new foundry utilizes an emission-free electric furnace and came on-line in December 1994. In December 1994, the land and building which housed the Company's former foundry were sold by the Company to an unrelated third party.

   The Company's facility in Belmont, Mississippi, produces metal chairs that are marketed to the restaurant, banquet, retail distribution, office, and healthcare markets. Most chairs are manufactured totally in-house through a process of metal bending, fabrication, semi-automatic welding and upholstering. All metal chairs, including the Company's line of metal office chairs imported from Italy, are then finished to customer requirements through plating or powder coat painting.

   The Company's facility in Belding, Michigan, acquired as part of the acquisition of the assets of Charlotte Company, Inc., produces metal, wood and upholstered chairs, which are principally marketed into the office environment and upscale dining areas, and tables. The facility's high quality woodworking, wood finishing and upholstery operations combine to produce fully finished furniture to customer specifications. Upon completion, products are cartoned to prevent damage in transportation.

   The Company's facility in Arcadia, California, acquired as part of the acquisition of the assets of Decor Concepts, produces fiberglass booths, table tops, millwork and casegoods which are marketed to national restaurant chains. In addition to manufacturing these additional products, this facility also serves as a central distribution center for products manufactured at other Falcon locations destined for the western United States.

   The Company's facility in Mimon, Czech Republic, produces wood chairs and wood chair parts for export and sale within the Czech Republic.
Approximately 30% of this facility's production is for chair parts shipped to the Company's facility in Lewisville, Arkansas, for assembly and final finishing. This facility also exports finished chairs and chair parts to customers in Austria, Israel, Italy, Germany, the Pacific Rim and North America. This facility has wood drying, machining and bending capabilities to produce chair frames from raw lumber and finishing and upholstery capabilities to complete fully finished chairs to customer specifications.

   The Company's facility in St. Louis, Missouri, produces wire shelving systems and metal kitchen equipment. The production of wire shelving systems begins with the receipt by the Company of unprocessed coiled steel wire and stripping which are straightened, cut to length and welded into the shelving systems. Much of the cutting and welding process is performed by numerically controlled automated equipment. Raw steel tubing is purchased in appropriate lengths and shelf support grooves are pressed into the tubing. Other steel products for the foodservice industry, such as fry baskets, strainers and whips, are produced at the facility from raw wire and wire mesh through a manual cutting and welding process.

RAW MATERIALS

   The Company manufactures most of its products to customer order from basic raw materials. The Company utilizes a variety of raw materials in the manufacture of its products, including rough lumber, laminates, particle board, metal tubing, steel wire, scrap iron and various plastic components, all of which the Company believes to be in abundant supply and available from a variety of sources. The Company has no long-term supply contracts with any of its suppliers and it has experienced no significant problems in obtaining raw materials for its operations.

   Certain products sold by the Company, including unfinished wood chair frames and frame components and tubular steel stacking chair components, are purchased by the Company from other sources. The Company has not experienced difficulty in obtaining sources to produce these products and believes that alternative arrangements could be made to obtain these products should the need arise. The Company subcontracts for all of its metal plating functions, and the epoxy coating functions for its Williams Hodges division, with companies located in the local area where the particular product is produced.

BACKLOG

   As of October 28, 1995, the Company's backlog of orders for its products believed to be firm was approximately $10.5 million, as compared to $7.6 million at October 29, 1994. The Company includes in backlog only orders that it expects to ship within three months from acceptance thereof. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

COMPETITION

   The foodservice, office furniture and lodging segments of the furniture industry are fragmented and highly competitive with respect to each of the products manufactured by the Company. The Company believes its competitive strengths are its vertically integrated manufacturing, its emphasis on customer service and support, its reputation for quality and responsiveness to its customers, the one-stop shopping advantage made possible by the wide variety of products offered by the Company and its ability to offer turnkey interior decor systems. The Company competes for sales of each of its products with numerous domestic and foreign manufacturers, many of which have financial and other resources greater than the Company.

EMPLOYEES

   As of December 31, 1995, the Company employed approximately 1,196 persons in its six domestic operations, 258 in its manufacturing facility in Juarez, Mexico, and 331 in its manufacturing facility in Mimon, Czech Republic. Of these employees, approximately 1,743 were employed on a full-time basis and 42 on a part-time basis. Approximately 47 persons were employed in sales, 336 persons in administration and 1,402 in production.

TRADEMARKS AND PATENTS

   The Company has registered the "FLIGHT" and "GENESIS" trademarks with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received a patent on certain of its furniture mechanisms and components. The Company believes that it is not dependent upon patents, trademarks, servicemarks or copyrights.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

   The Company's operations must meet extensive federal, state, and local regulatory standards in the areas of safety, health and environmental pollution controls. Historically, these standards have not had any material adverse effect on the Company's sales or operations. Management believes that its plants are in compliance in all material respects with all applicable federal, state, and local laws and regulations concerned with safety, health and environmental protection.

ACQUISITIONS

   During September 1995, the Company acquired the interior decor business and related assets, and assumed certain liabilities, relating to that business from Omni Inc. The Company operates this business under the tradename Decor Concepts, which was a tradename used by Omni Inc. for a substantial portion of that business. Decor Concepts is a manufacturer of interior decor products, including seating, tables and casegoods for restaurant chains. The total purchase price for the transaction was approximately $1,540,000. Approximately $1,095,000 of this price was paid at closing with the remainder paid after the final valuation of certain assets was determined. This transaction was funded by the Company with available cash reserves.

   During September 1994, the Company acquired a 67% controlling interest in Falcon Mimon, a furniture manufacturer in the Czech Republic, pursuant to an agreement with the government of the Czech Republic. The total cost to acquire the 67% interest in Falcon Mimon was approximately $2.3 million and was funded from the Company's available cash reserves. Under terms of the purchase agreement, the Company will invest an additional $2.5 million in Falcon Mimon during the subsequent five years to acquire equipment and make certain plant improvements. This additional investment will increase the Company's ownership interest in Falcon Mimon to approximately 84%. During 1995, the Company invested approximately $800,000 in Falcon Mimon, increasing its ownership to 75%. The Company expects to fund this additional cash investment from its available cash reserves, internally generated funds and/or available borrowings under its credit facility.

   In January 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Charlotte Company, Inc. ("Charlotte") located in Belding, Michigan. Charlotte is an 82 year old company that specializes in the production and distribution of high quality wood and metal seating and tables geared toward the office and upper end restaurant and lodging applications. The total purchase price for this transaction was approximately $3.4 million and was funded by the Company from its available cash reserves.


ITEM 2.  PROPERTIES.

   The following table provides information with respect to each of the Company's manufacturing facilities:

                              BUILDING AREA
     LOCATION                 (SQUARE FEET)                PRODUCTS                        LEASE/OWNERSHIP TERMS
     --------                 -------------                --------                        ---------------------

Newport, Tennessee               300,000        Table bases, table tops, millwork,   Lease expiring in Decem-
                                                casegoods and booths                 ber 2001 with two five-year
                                                                                     renewal options and option
                                                                                     to purchase

Belmont, Mississippi             227,000        Metal chairs                         Own 176,000 square feet in four
                                                                                     contiguous buildings; Lease 51,000
                                                                                     square foot building expiring in
                                                                                     November 2003, with a purchase
                                                                                     option

Lewisville, Arkansas             159,000        Wood chairs                          Leases expiring in February
                                                                                     1999 with a five-year re-
                                                                                     newal option and option to
                                                                                     purchase

Arcadia, California              100,000        Fiberglass booths, table tops,       Lease 80,000 square feet in
                                                millwork and casegoods               contiguous buildings and
                                                                                     20,000 square feet in two other
                                                                                     buildings with terms ranging
                                                                                     from 1 year to 5 years

St. Louis, Missouri              142,000        Wire shelving and metal              Owned
                                                kitchen equipment

Belding, Michigan                 89,000        Wood and metal chairs,               Owned
                                                and tables

Juarez, Mexico                    51,000        Iron castings for table bases        Owned

Mimon, Czech Republic            700,000        Wood chairs                          Owned

            Management of the Company believes that its manufacturing and warehousing facilities are in good condition and are adequate for the purposes for which they are currently used. The capacity of the Company's current facilities is considered by the Company to be adequate to meet current needs and anticipated increases in sales volume for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

            From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. The Company believes that it is not presently a party to any litigation the outcome of which would have a material adverse effect on its business or operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the last quarter of the Company's year ended October 28, 1995.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT<F*>.

     The Executive Officers of the Company are:

NAME                                                      POSITION                                             AGE
----                                                      --------                                             ---
Franklin A. Jacobs                   Chairman of the Board since 1971; President from 1957 to May               63
                                     1981 and again from January 1984 to December 1995.

Richard Hnatek                      Senior Vice President-Sales since December 1993;                            51
                                    Vice President-Sales since November 1986.

Darryl Rosser                       President and Chief Operating Officer since December 1995;                  44
                                    Executive Vice President-Operations since May 1995;
                                    Senior Vice President-Operations since December 1993; and
                                    Vice President-Operations since January 1988.

Stephen L. Clanton <F1>             Executive Vice President-Finance and Chief Financial Officer                44
                                    since May 1995; Senior Vice President-Finance and
                                    Chief Financial Officer since December 1993; Secretary
                                    and Treasurer since July 1989 and Chief Financial Officer since
                                    December 1989; and Vice President-Finance since December 1988.


Each officer is elected annually by the Board of Directors.

-----------

<F*> This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of
1934.

<F1> Mr. Clanton will become Executive Vice President-Strategic Development effective January 22, 1996. Michael J. Dreller has been appointed Vice President, Chief Financial Officer, Secretary and Treasurer as of such date.

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

   (a) Principal Market

            On December 6, 1995, the Company's common stock, par value $.02 per share, was listed and began trading on the New York Stock Exchange under the symbol FCP. Prior to that date, the Company's common stock was traded in the National Market System of NASDAQ.

   (b) Stock Price and Dividend Information

            The following table sets forth the high and low closing sales prices per share for the Company's common stock and dividends paid per share for the periods indicated. All per share price and shares outstanding information set forth in this Report have been adjusted to reflect a 10% stock dividend paid to stockholders of record on December 13, 1995.

                                                       MARKET PRICE
                                                       ------------                 DIVIDENDS
                                                       HIGH     LOW                 PER SHARE
                                                       ----     ---                 ---------
   Year ended October 29, 1994:
      First Quarter                                   $10.45   $ 8.41                  $   -
      Second Quarter                                   10.23     8.64                   .014
      Third Quarter                                    10.00     8.64                   .014
      Fourth Quarter                                   11.36     8.86                   .014

   Year ended October 28, 1995:
      First Quarter                                   $10.75   $ 9.55                   $.02
      Second Quarter                                   11.36    10.23                    .02
      Third Quarter                                    13.30    10.68                    .02
      Fourth Quarter                                   12.95    11.36                    .02

            The $.014 per share cash dividend paid on April 15, 1994, was the first cash dividend paid by the Company since 1979. Although the payment of future dividends is in the discretion of the Board of Directors, the Company expects to pay a regular quarterly dividend for the foreseeable future. During the first quarter of 1995, the Company increased its cash dividend to $.02 per share from $.014 per share. The Company again increased its dividend in the first quarter of 1996, raising it to $.025 per share.

   (c) Approximate Number of Holders of Common Stock

            The approximate number of holders of record of the Company's
common stock as of January 15, 1996, was 845.             .

ITEM 6.  SELECTED FINANCIAL DATA.

            The selected financial data presented below, as of and for each of the fiscal years in the five-year period ended October 28, 1995, have been derived from the consolidated financial statements of the Company, which have been audited by Arthur Andersen LLP, independent public accountants. The consolidated financial statements as of October 28, 1995, and October 29, 1994, and for each of the fiscal years in the three-year period ended October 28, 1995, and the report thereon, are included elsewhere herein. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                       FISCAL YEAR ENDED
                                                             ----------------------------------------------------------------------
                                                             OCTOBER 28,   OCTOBER 29,    OCTOBER 30,    OCTOBER 31,   NOVEMBER 2,
                                                                1995          1994           1993           1992          1991
                                                             ----------------------------------------------------------------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA:
   Net sales                                                  $90,036        $77,834        $62,957        $48,990        $39,446
   Cost of sales                                               59,159         51,935         42,774         33,050         26,419
                                                              -------        -------        -------        -------        -------
   Gross margin                                                30,877         25,899         20,183         15,940         13,027
   Selling, general and administrative
       expenses                                                19,059         16,244         12,930          9,974          8,608
                                                              -------        -------        -------        -------        -------
   Operating profit                                            11,818          9,655          7,253          5,966          4,419
   Other income (expense):
         Interest income (expense), net                           141            145           (223)          (137)          (381)
         Minority interest in
            consolidated subsidiary                               (44)             4             --             --             --
         Other income                                              --             --             --             --            196
                                                              -------        -------        -------        -------        -------
   Earnings before income taxes                                11,915          9,804          7,030          5,829          4,234
   Income tax expense                                           4,458          3,628          2,583          2,094          1,567
                                                              -------        -------        -------        -------        -------
   Net earnings                                               $ 7,457        $ 6,176        $ 4,447        $ 3,735        $ 2,667
                                                              =======        =======        =======        =======        =======

   Earnings per share <F1>                                       $.77           $.64           $.50           $.48           $.42
                                                                 ====           ====           ====           ====           ====

OTHER DATA:
   Depreciation and amortization                              $ 3,407        $ 2,767        $ 2,161        $ 1,165        $   707
   Capital expenditures                                         4,969          4,608          1,506          1,131          1,187
   Book value per share <F1>                                     6.11           5.36           4.73           2.98           1.87

BALANCE SHEET DATA:
   Working capital                                            $29,927        $25,658        $25,129        $13,327        $ 7,767
   Property, plant and equipment, net                          22,187         19,117         11,644         11,334          6,860
   Total assets                                                74,884         64,905         53,228         40,555         22,650
   Long-term obligations                                        3,424          3,550          1,648         10,272          4,369
   Stockholders' equity                                        58,307         50,556         44,147         23,404         11,561

----------

<F1>  Per share data reflects adjustments related to the December
      1995, 10% stock dividend and the January 1993, 50% stock dividend.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

General

            During the last several years, the Company has devoted substantial resources to its sales and marketing efforts, developed new markets and distribution networks for its products, and implemented an aggressive program of new product introductions. Significant resources have also been devoted to developing and enlarging the Company's direct factory sales force.

            The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                              OCTOBER 28,    OCTOBER 29,    OCTOBER 30,
                                                                 1995           1994           1993
                                                              -----------    -----------    -----------

   Net sales                                                    100.0%         100.0%         100.0%
   Cost of sales                                                 65.7           66.7           67.9
   Gross margin                                                  34.3           33.3           32.1
   Selling, general and administrative expenses                  21.2           20.9           20.6
   Operating profit                                              13.1           12.4           11.5
   Interest income (expense), net                                  .2             .2            (.3)
   Minority interest in consolidated subsidiary                   (.1)             -              -
   Earnings before income taxes                                  13.2           12.6           11.2
   Income tax expense                                             5.0            4.7            4.1
   Net earnings                                                   8.2            7.9            7.1

Fiscal 1995 compared to Fiscal 1994

            Net earnings totaled $7,457,000 in 1995, compared to $6,176,000 in 1994, an increase of 20.7%. Earnings per share reached $.77 in 1995, compared to $.64 in 1994, a 20.3% increase.

            Net sales in 1995 were $90,036,000, an increase of 15.7% over 1994 net sales of $77,834,000. The sales increase over the prior year primarily resulted from increased sales under the Company's National Accounts program, which focuses on large national restaurant chains, strong sales results from the Flight network of office furniture dealers, sales increases through international distribution channels and incremental sales from the acquisitions of Decor Concepts in 1995, and Charlotte and Falcon Mimon during 1994. Net sales for 1995 and 1994, excluding sales resulting from these three acquisitions, were approximately $79,100,000 and $72,900,000, respectively.

            The strong sales results were favorably impacted by the Company's continued concentration of resources on sales and marketing programs and new product introductions. During 1995, the Company increased its direct factory sales representatives that are selling its furniture products from 26 to 37 employees and placed these representatives in strategic locations.

            The Company's gross margin increased from $25,899,000 in 1994 to $30,877,000 in 1995, a 19.2% increase primarily due to the increased sales volume. Gross margin as a percentage of sales increased to 34.3% in 1995 from 33.3% in 1994. The increase is primarily due to product mix and certain production efficiencies at the Company's manufacturing facilities as a result of the increased production volumes.

            Selling, general and administrative expenses were $19,059,000 in 1995, compared to $16,244,000 in 1994, a 17.3% increase. The overall increase is principally related to the higher level of business and the acquisitions discussed above. As a percentage of net sales, selling, general and administrative expenses were 21.2% in 1995 compared to 20.9% in 1994.
The increase in the expense rate in 1995 is primarily the result of the Company's investment in new product development, sales and marketing programs, including sales promotion costs, salaries, commissions and travel expenses.

            Net interest income was $141,000 in 1995, compared to net interest income of $145,000 in 1994. The interest income earned in 1995 and 1994 resulted from the investment of the Company's excess operating funds.

            Income tax expense increased $830,000, or 22.9% in 1995 compared to 1994, due to higher earnings and a slight increase in the effective tax rate in 1995.

Fiscal 1994 compared to Fiscal 1993

          Net earnings totaled $6,176,000 in 1994, compared to $4,447,000 in 1993, an increase of 38.9%. Earnings per share reached $.64 in 1994, compared to $.50 in 1993, a 28.0% increase. Earnings per share increased at a lower rate than net earnings principally due to the effects of the 1,150,000 additional shares of Common Stock issued and sold by the Company in a public offering in June 1993 (the "1993 Stock Offering").

            Net sales in 1994 were $77,834,000, an increase of 23.6% over 1993 net sales of $62,957,000. The sales increase over the prior year primarily resulted from increased sales under the Company's National Accounts program, which focuses on large national restaurant chains, strong sales results from the Flight network of office furniture dealers, an increase in sales from the Company's William Hodges division, sales increases through international distribution channels and incremental sales from the acquisitions of Charlotte and Falcon Mimon during 1994. Net sales for 1994 excluding sales resulting from these two acquisitions were approximately $72,900,000.

            The strong sales results were favorably impacted by the Company's continued concentration of resources on sales and marketing programs and new product introductions. During 1994, the Company increased its direct factory sales representatives from 20 to 26 employees and placed these representatives in several key territories.

            The Company's gross margin increased from $20,183,000 in 1993 to $25,899,000 in 1994, a 28.3% increase primarily due to the increased sales volume. Gross margin as a percentage of sales increased to 33.3% in 1994 from 32.1% in 1993. The increase is primarily due to product mix, certain production efficiencies at the Company's manufacturing facilities as a result of the increased production volumes and implementation of a new purchasing program to reduce material costs.

            Selling, general and administrative expenses were $16,244,000 in 1994, compared to $12,930,000 in 1993, a 25.6% increase. The overall increase is principally related to the greater sales volume. As a percentage of net sales, selling, general and administrative expenses were 20.9% in 1994 compared to 20.6% in 1993. The increase in the expense rate in 1994 is primarily the result of the Company's investment in sales and marketing programs, including salaries, commissions and travel expenses.

            Net interest income was $145,000 in 1994, compared to net interest expense of $223,000 in 1993. The interest income earned in 1994 resulted from the investment of the Company's excess operating funds and the remaining funds from the 1993 Stock Offering in short-term, interest bearing securities. The interest expense in 1993 was primarily related to borrowings under the Company's revolving line of credit agreement to partially finance the Kaydee Metal Products Corporation ("Kaydee") acquisition on August 3, 1992. The Company repaid all outstanding borrowings under the revolving line of credit on June 3, 1993, with a portion of the proceeds from the 1993 Stock Offering.

            Income tax expense increased $1,045,000, or 40.5% in 1994 compared to 1993, due to higher earnings and a slight increase in the effective tax rate in 1994.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's working capital at October 28, 1995, was $29.9 million and its ratio of current assets to current liabilities was 3.3 to
1.0. During 1995, 1994 and 1993, cash provided by operating activities was $5.7 million, $5.9 million and $3.3 million, respectively. Cash generated from operations decreased in 1995 primarily due to an increase in inventory levels which resulted from the acquisition of Decor Concepts.

            Net cash used in investing activities in 1995 was $5.7 million, a decrease of $3.4 million from $9.1 million in 1994. This decrease was primarily attributable to acquisition costs of approximately $4.5 million for Falcon Mimon and Charlotte in 1994 compared to cash acquisition costs of $1.1 million for Decor Concepts in 1995.

            Net cash used in financing activities was $.3 million in 1995, and $.1 million in 1994. During 1995, the Company increased its regular quarterly cash dividend to $.02 per share from $.014 per share. Also during 1995, the Company implemented a stock repurchase program.

            In connection with the acquisition of Kaydee, on August 3, 1992, the Company borrowed $8.5 million under an unsecured, $10 million revolving line of credit agreement. The borrowing plus $2.5 million of the Company's funds comprised the $11 million cash portion of the purchase price for the Kaydee acquisition. In June 1993, the Company repaid all outstanding borrowings under this agreement with a portion of the proceeds from the 1993 Stock Offering. During September 1993, the Company elected to reduce the available line of credit from $10 million to $2 million. The revolving line of credit bears interest at the London Interbank Offered Rate ("LIBOR") plus
1.25 percent and expires on July 1, 1997.

            During 1995, 1994, and 1993, the Company incurred capital expenditures of $5.0 million, $4.6 million, and $1.5 million, respectively. The Company's capital budget for 1996 is approximately $4.0 million, which will be used primarily to acquire new equipment. The increases in capital expenditures in 1995 and 1994 were primarily to acquire new equipment and to complete the expansion of the Company's foundry in Juarez, Mexico.

            The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

            Generally, inflation has not had a material effect on the Company in the past, and no such effect is expected in the near future.
Historically, the Company has been able to increase prices to offset increases in the cost of manufacturing its products, and management presently
believes that the Company will continue to be able to do so.   The decreases
in the valuation of the Mexican peso that occurred during late 1994 and throughout 1995 have not had a significant impact on the operations or financial results of the Company or its subsidiary in Juarez, Mexico, and is not expected to have a significant effect in the future.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.




                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO FALCON PRODUCTS, INC.:

            We have audited the accompanying consolidated balance sheets of FALCON PRODUCTS, INC. (a Delaware corporation) and subsidiaries as of October 28, 1995, and October 29, 1994, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the three fiscal years in the period ended October 28, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

            We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

            In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Falcon Products, Inc. and subsidiaries as of October 28, 1995, and October 29, 1994, and the results of their operations and their cash flows for each of the three fiscal years in the period ended October 28, 1995, in conformity with generally accepted accounting principles.

       Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14(a)2 is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                        /s/ ARTHUR ANDERSEN LLP

                                        ARTHUR ANDERSEN LLP




St. Louis, Missouri,
December 8, 1995

                                      FALCON PRODUCTS, INC. AND SUBSIDIARIES

                                        CONSOLIDATED STATEMENTS OF EARNINGS

                  FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


                                                                             1995           1994           1993
                                                                             ----           ----           ----

Net sales                                                                $90,036,369    $77,834,153    $62,957,286

Cost of sales                                                             59,159,360     51,935,502     42,773,773
                                                                         -----------    -----------    -----------

   Gross margin                                                           30,877,009     25,898,651     20,183,513

Selling, general and administrative expenses                              19,059,443     16,243,445     12,930,253
                                                                         -----------    -----------    -----------

   Operating profit                                                       11,817,566      9,655,206      7,253,260

Interest income (expense), net; including interest income
   of $316,459, $239,901 and $138,624, respectively                          141,523        144,737       (223,248)

Minority interest in earnings of consolidated subsidiary                     (44,450)         4,085              -
                                                                         -----------    -----------    -----------

   Earnings before income taxes                                           11,914,639      9,804,028      7,030,012

Income tax expense                                                         4,457,960      3,627,870      2,582,600
                                                                         -----------    -----------    -----------

Net earnings                                                             $ 7,456,679    $ 6,176,158    $ 4,447,412
                                                                         ===========    ===========    ===========


Earnings per share<F*>                                                          $.77           $.64           $.50
                                                                                ====           ====           ====



See accompanying notes to consolidated financial statements.

-------

<F*>  Per share data has been adjusted to reflect the effects of the December
      1995, 10% stock dividend and January 1993, 50% stock dividend.

                                   FALCON PRODUCTS, INC. AND SUBSIDIARIES

                                         CONSOLIDATED BALANCE SHEETS

                                   OCTOBER 28, 1995, AND OCTOBER 29, 1994

                                                                             1995           1994
                                                                             ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                                             $ 6,969,786    $ 7,312,189
   Accounts receivable, less allowances of $369,000 and $503,000,
      respectively                                                        17,438,415     14,318,450
   Inventories                                                            16,705,744     13,380,137
   Prepaid expenses and other current assets                               1,966,988      1,446,826
                                                                         -----------    -----------
        Total current assets                                              43,080,933     36,457,602
                                                                         -----------    -----------

Property, plant and equipment:
   Land                                                                    2,841,625      1,942,124
   Buildings and improvements                                             11,871,150     10,404,634
   Machinery and equipment                                                21,276,524     18,865,549
                                                                         -----------    -----------
                                                                          35,989,299     31,212,307
   Less accumulated depreciation                                          13,802,033     12,095,719
                                                                         -----------    -----------
                                                                          22,187,266     19,116,588
                                                                         -----------    -----------
Other assets, net of accumulated amortization:
   Excess of cost over fair value of net assets acquired                   6,858,152      6,878,260
   Other                                                                   2,757,863      2,452,703
                                                                         -----------    -----------
        Total other assets                                                 9,616,015      9,330,963
                                                                         -----------    -----------
                                                                         $74,884,214    $64,905,153
                                                                         ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                      $ 7,158,284    $ 5,395,549
   Accrued liabilities                                                     5,031,264      4,734,911
   Current maturities of long-term debt                                      963,976        669,442
                                                                         -----------    -----------
        Total current liabilities                                         13,153,524     10,799,902

Long-term obligations:
   Long-term debt                                                            925,375      1,118,005
   Pension liability                                                         303,445        200,884
   Deferred income taxes                                                   1,185,722      1,211,507
   Minority interest in consolidated subsidiary                            1,009,502      1,019,311
                                                                         -----------    -----------
        Total liabilities                                                 16,577,568     14,349,609
                                                                         -----------    -----------

Stockholders' equity:
   Common stock, $.02 par value:
        Authorized 20,000,000 shares; issued
        9,539,737 at October 28, 1995, and 8,572,756 at
        October 29, 1994                                                     190,795        171,455
   Additional paid-in capital                                             42,760,776     30,510,061
   Deferred compensation plan                                                (70,769)            --
   Treasury stock, at cost  (10,000 shares)                                 (135,000)            --
   Cumulative translation adjustments                                        182,119       (38,621)
   Retained earnings                                                      15,378,725     19,912,649
                                                                         -----------    -----------
        Total stockholders' equity                                        58,306,646     50,555,544
                                                                         -----------    -----------
                                                                         $74,884,214    $64,905,153
                                                                         ===========    ===========
See accompanying notes to consolidated financial statements.

                                                FALCON PRODUCTS, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                       OCTOBER 28, 1995, OCTOBER 29, 1994,  AND OCTOBER 30, 1993

                                                           Deferred
                                              Additional   Compen-                   Cumulative                     Total
                                    Common     Paid-in      sation      Treasury     Translation     Retained    Stockholders'
                                     Stock     Capital       Plan        Stock       Adjustments     Earnings       Equity
                                     -----     -------       ----        -----       -----------     --------       ------
Balance, October 31, 1992          $142,905  $13,587,219   $     --     $      --     $     --      $9,673,738   $23,403,862

Net earnings                             --           --         --            --           --       4,447,412     4,447,412
Net proceeds from stock offering     23,000   15,361,726         --            --           --              --    15,384,726
Issuance of stock to Employee
   Stock Purchase Plan                  494      331,482         --            --           --              --       331,976
Exercise of employee incentive
   stock options                      2,714      353,392         --            --           --              --       356,106
Compensation expense under non-
   qualified stock options               --       44,438         --            --           --              --        44,438
Dividend in the form of
   common stock                         496           --         --            --           --            (496)           --
Tax benefit upon exercise of
   stock options                         --      257,501         --            --           --              --       257,501
Translation adjustments                  --           --         --            --      (78,819)             --       (78,819)
                                   --------  -----------   --------     ---------     --------     -----------   -----------

Balance, October 30,1993            169,609   29,935,758         --            --      (78,819)     14,120,654    44,147,202

Net earnings                             --           --         --            --           --       6,176,158     6,176,158
Cash dividends                           --           --         --            --           --        (384,163)     (384,163)
Issuance of stock to Employee
   Stock Purchase Plan                  781      415,177         --            --           --              --       415,958
Exercise of employee incentive
   stock options                      1,065       61,530         --            --           --              --        62,595
Compensation expense under non-
   qualified stock options               --       60,530         --            --           --              --        60,530
Tax benefit upon exercise
   of stock options                      --       37,066         --            --           --              --        37,066
Translation adjustments                  --           --         --            --       40,198              --        40,198
                                   --------  -----------   --------     ---------     --------     -----------   -----------

Balance, October 29, 1994           171,455   30,510,061         --            --      (38,621)     19,912,649    50,555,544

Net earnings                             --           --         --            --           --       7,456,679     7,456,679
Cash dividends                           --           --         --            --           --        (690,743)     (690,743)
Stock dividend                       17,380   11,279,438         --            --           --     (11,299,860)       (3,042)
Exercise of employee incentive
   stock options                        928       73,898         --            --           --              --        74,826
Issuance of stock to Employee
   Stock Purchase Plan                  882      546,934         --            --           --              --       547,816
Compensation expense under
   non-qualified stock options           --       20,451         --            --           --              --        20,451
Translation adjustments                  --           --         --            --      220,740              --       220,740
Issuance of restricted stock            150       89,225    (89,225)           --           --              --           150
Amortization of restricted
   stock awards                          --           --     18,456            --           --              --        18,456
Treasury stock purchases                 --           --         --      (135,000)          --              --      (135,000)
Tax benefit upon exercise
   of stock options                      --      240,769         --            --           --              --       240,769
                                   --------  -----------   --------     ---------     --------     -----------   -----------

Balance, October 28, 1995          $190,795  $42,760,776   $(70,769)    $(135,000)    $182,119     $15,378,725   $58,306,646
                                   ========  ===========   ========     =========     ========     ===========   ===========

    See accompanying notes to consolidated financial statements.

                                       FALCON PRODUCTS, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                    FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993

                                                                             1995           1994           1993
                                                                             ----           ----           ----
Cash flows from operating activities:
   Net earnings                                                          $ 7,456,679    $ 6,176,158    $ 4,447,412
                                                                         -----------    -----------    -----------
   Adjustments to reconcile net earnings to net cash
      provided by operating activities:
       Depreciation                                                        2,129,773      1,536,558      1,135,524
       Amortization of other assets                                        1,277,134      1,230,786      1,025,512
       Translation adjustments during year                                   220,740         40,198        (78,819)
       Tax benefit upon exercise of stock options                            240,769         37,066        257,501
       Compensation expense under non-qualified
         stock options                                                        20,451         60,530         44,438
       Amortization of restricted stock awards                                18,456             --             --
       Change in deferred income taxes                                      (211,725)       (96,784)        42,477
       Minority interest in consolidated subsidiary                           (9,809)        (4,085)            --
       Change in assets and liabilities:
         Decrease (increase) in:
            Accounts receivable, net                                      (3,119,965)    (3,157,055)    (2,088,582)
            Inventories                                                   (2,028,962)      (410,230)      (621,277)
            Prepaid expenses and other current assets                       (334,222)       536,291       (517,641)
            Other assets, net                                             (1,328,083)      (907,857)    (1,032,991)
         Increase (decrease) in:
            Accounts payable                                               1,386,006         51,811        561,585
            Accrued liabilities                                              (51,100)       849,500        145,518
                                                                         -----------    -----------    -----------
               Total adjustments                                          (1,790,537)      (233,271)    (1,126,755)
                                                                         -----------    -----------    -----------
               Net cash provided by operating activities                   5,666,142      5,942,887      3,320,657
                                                                         -----------    -----------    -----------
Cash flows from investing activities:
   Additions to property, plant and equipment                             (4,968,980)    (4,607,953)    (1,505,839)
   Net retirements of property, plant and equipment                          398,529          7,815         60,215
   Cost of businesses acquired (including working capital at
      dates of acquisition of $911,624 in 1995 and
      $2,657,619 in 1994)                                                 (1,095,000)    (4,523,422)            --
                                                                         -----------    -----------    -----------
               Net cash used in investing activities                      (5,665,451)    (9,123,560)    (1,445,624)
                                                                         -----------    -----------    -----------
Cash flows from financing activities:
   Common stock issuances                                                    622,792        478,553     16,072,808
   Treasury stock purchases                                                 (135,000)            --             --
   Cash dividends                                                           (690,743)      (384,163)            --
   Additions to long-term debt                                               627,484             --         58,336
   Repayment of long-term debt                                              (525,580)      (236,691)    (8,448,132)
   Increase (decrease) in pension liability                                 (239,005)         8,777       (245,784)
   Fractional share payout related to stock dividends                         (3,042)            --             --
                                                                         -----------    -----------    -----------
               Net cash provided by (used in)
                  financing activities                                      (343,094)      (133,524)     7,437,228
                                                                         -----------    -----------    -----------
Net increase (decrease) in cash and cash equivalents                        (342,403)    (3,314,197)     9,312,261
Cash and cash equivalents - beginning of period                            7,312,189     10,626,386      1,314,125
                                                                         -----------    -----------    -----------
Cash and cash equivalents - end of period                                $ 6,969,786    $ 7,312,189    $10,626,386
                                                                         ===========    ===========    ===========

Supplemental Cash Flow Information:
   Cash paid for interest                                                $   159,570    $    57,940    $   388,677
                                                                         ===========    ===========    ===========
   Cash paid for income taxes                                            $ 5,000,040    $ 3,062,327    $ 2,470,703
                                                                         ===========    ===========    ===========

See accompanying notes to consolidated financial statements.

                  FALCON PRODUCTS, INC. AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

            The accompanying consolidated financial statements include the accounts of Falcon Products, Inc. and its subsidiaries (the Company). All significant intercompany transactions are eliminated in consolidation.

Fiscal Year

            The Company's fiscal year ends on the Saturday closest to October
31. Fiscal years 1995, 1994, and 1993, ended October 28, 1995, October 29, 1994, and October 30, 1993, respectively, and included 52 weeks. References to years relate to fiscal years rather than calendar years.

Nature of Business

            The principal products manufactured and sold by the Company are pedestal table bases, table tops, metal and wood chairs, booths, wire shelving systems and other wire metal kitchen equipment, millwork and casegoods. The Company's sales are primarily to the foodservice equipment, contract furniture, healthcare and material handling markets. The Company considers its operations a single industry segment.

            The Company operates a cast iron foundry in Mexico which produces all of its table base casting requirements. Substantially all of the sales of this subsidiary are to the parent company and are eliminated in consolidation. The Company has a manufacturing facility in the Czech Republic, Falcon Mimon, a.s., formerly Miton, a.s., (Falcon Mimon), which manufactures and sells chair frames and fully finished wood chairs throughout
Europe and in North America.   Sales from foreign operations and export sales
were $9.7 million, $4.8 million and $3.5 million in 1995, 1994 and 1993, respectively.

Cash and Cash Equivalents

            The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Inventories

            Inventories are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

Property, Plant and Equipment

            Investments in property, plant and equipment are recorded at cost. Improvements are capitalized, while repair and maintenance costs are charged to operations. When assets are retired or disposed of, the cost and accumulated depreciation are removed from the accounts; gains or losses are included in operations.

            Depreciation, including the amortization of assets recorded under capital leases, is computed by use of the straight-line method over estimated service lives. Principal service lives are: buildings and improvements - 5 to 40 years; machinery and equipment - 3 to 13 years.

            Certain of the Company's assets were acquired through long-term lease obligations financed principally by Industrial Development Revenue Bonds. These leases represent installment purchases. Accordingly, the assets are recorded at cost and the related obligations are included in long-term obligations as mortgages payable.

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993

Other Assets

            The excess of cost over fair value of net assets acquired is amortized on a straight-line basis over thirty to forty years. Deferred debt issue costs are amortized on a straight-line basis over the original life of the respective debt issue, approximately seven years. The cost of the design, production and distribution of sales catalogs is being amortized on a straight-line basis over five years.

            Other assets consist of the following at October 28, 1995, and October 29, 1994:

                                                                             1995           1994
                                                                             ----           ----
Excess of cost over fair value of net assets acquired, net of
    accumulated amortization of $1,195,152 and $940,942                   $6,858,152     $6,878,260
Deferred catalog costs, net of accumulated amortization of
   $1,375,865 and $966,694                                                   656,691      1,065,862
Deferred debt issue costs, net of accumulated amortization of
   $42,208 and $38,144                                                        15,249         19,313
Other, net of accumulated amortization of $1,573,880 and $964,191          2,085,923      1,367,528
                                                                          ----------     ----------

                                                                          $9,616,015     $9,330,963
                                                                          ==========     ==========

Pension Plans

            The Company has a noncontributory pension plan in effect covering certain hourly and substantially all salaried personnel. The Company's policy is to fund pension benefits to the extent contributions are deductible for tax purposes and in compliance with federal laws and regulations. The Company also contributes to a defined contribution pension plan for its St. Louis, Missouri, union employees.

Stock Dividends

            On November 21, 1995, the Board of Directors of the Company declared a 10% stock dividend. The record date of this transaction was
December 13, 1995, with a distribution date of January 2, 1996.   On
December 17, 1992, the Board of Directors of the Company declared a three-for-two split of its common stock, effected in the form of a 50% stock dividend. The record date of this transaction was January 8, 1993, with a distribution date of January 19, 1993. All information contained in the accompanying Consolidated Financial Statements and these Notes to Consolidated Financial Statements relating to the Company's common stock, including shares outstanding, stock option plans and per share data has been restated to give effect to the two stock dividends discussed above.

Foreign Currency Translation

            The Financial Statements of the Company's non-U.S. subsidiaries are translated into U.S. dollars in accordance with Statement of Financial Accounting Standards No. 52. The functional currency for Falcon Mimon, and the Company's European sales subsidiary in Paris, France, has been determined to be the subsidiaries' local currency. As a result, the gain or loss resulting from the translation of their financial statements to U.S. dollars is included as a separate component of stockholders' equity.

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


   For the Company's Mexican subsidiary (and its European sales subsidiary prior to the fourth quarter of 1993), inventory, prepayments and property are translated at historical exchange rates while other assets and liabilities are translated at current exchange rates. Revenues and expenses are translated at average exchange rates during the year. The resulting translation adjustment is included in selling, general and administrative expenses.

   The net foreign currency translation and transaction losses included in earnings for 1995, 1994 and 1993, were $271,000, $61,000, and $72,000, respectively.

NOTE 2 -- INVENTORIES

   Inventories at the end of the fiscal years consist of the following:
                                               1995           1994
                                               ----           ----
      Raw materials                        $11,789,509    $ 9,290,638
      Work in process                        3,408,788      3,056,037
      Finished goods (net)                   1,507,447      1,033,462
                                           -----------    -----------
                                           $16,705,744    $13,380,137
                                           ===========    ===========

NOTE 3 -- RENTAL EXPENSE AND LEASE COMMITMENTS

   The Company leases certain manufacturing facilities and certain office and transportation equipment under non-cancelable lease agreements having an initial term of more than one year and expiring at various dates through the year 2001.

   The future minimum rental commitments due under lease agreements are as follows at October 28, 1995:

                                                             Capital       Operating
                                                              Leases         Leases
                                                            ---------     -----------
   1996                                                      $ 61,000     $  858,000
   1997                                                        61,000        564,000
   1998                                                        61,000        493,000
   1999                                                        61,000        481,000
   2000                                                        61,000        385,000
   Later years                                                247,000        449,000
                                                             --------     ----------

   Total minimum lease payments                               552,000     $3,230,000
                                                                          ==========
   Less-amount representing interest                         ( 96,000)
                                                             --------
   Present value of minimum lease payments                   $456,000
                                                             ========

   Total operating lease and rental expense was approximately $641,000, $589,000, and $816,000 in 1995, 1994 and 1993, respectively.

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


NOTE 4 -- LONG-TERM DEBT

      Long-term debt consists of the following:

                                                                                          OCTOBER 28,   OCTOBER 29,
                                                                                             1995          1994
                                                                                          -----------   -----------
Revolving line of credit, interest at LIBOR plus 1.25%, due monthly until
   July 1, 1997.                                                                          $      --     $       --

Notes payable to a foreign bank, secured by certain assets of Falcon Mimon, due in varying quarterly installments through 1998 with interest rates
   ranging from 13.0% to 14.9%                                                              873,580      1,163,850

Note payable to a bank, due in quarterly installments through May 1996, with interest rates at the bank's quoted 90 day French Franc rate plus 1.25%,
   (7.4% at  October 28, 1995)                                                              487,726             --

Obligations under capital leases, due in annual installments
   through November 16, 2003, with an interest rate of 4.0%                                 455,548        496,939

Community Development Block Grant Loan, secured by machinery and equipment, due in monthly installments through 1997, with an interest
   rate of 7.5%                                                                              72,497        121,042

Mortgages payable, due in varying monthly installments through
   1995, with a weighted average interest rate of 5.0% in 1994                                   --          3,444

Other                                                                                            --          2,172
                                                                                          ---------     ----------

                                                                                          1,889,351      1,787,447

Less current maturities                                                                     963,976        669,442
                                                                                          ---------     ----------

                                                                                          $ 925,375     $1,118,005
                                                                                          =========     ==========

      At October 28, 1995, the Company had letters of credit outstanding of approximately $31,000 relating to certain foreign purchases.

      The Company has a $2 million line of credit which bears interest at LIBOR plus 1.25%, as adjusted quarterly, and matures on July 1, 1997. The line of credit requires a commitment fee equal to .25% on the average unused portion.

      Under the loan agreements, the Company must comply with certain covenants including, but not limited to, the maintenance of specific ratios and net worth. The Company has complied with the terms of the loan agreements.

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


   The minimum annual maturities of long-term debt, including capital lease obligations, are as follows at October 28, 1995:

      1996                                     $  963,976
      1997                                        493,486
      1998                                         78,636
      1999                                         80,498
      2000                                         50,358
      Later years                                 222,397
                                               ----------

                                               $1,889,351
                                               ==========

NOTE 5 -- INCOME TAXES

   The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires income taxes to be accounted for using a balance sheet approach known as the liability method. The liability method accounts for deferred income taxes by applying statutory tax rates in effect at the date of the balance sheet to differences between the book and tax basis of assets and liabilities. Adjustments to deferred income taxes resulting from statutory rate changes flow through the tax provision in the year of the change.

   The components of income tax expense are as follows:

                                1995           1994            1993
                                ----           ----            ----
Current:
   Federal                   $4,180,189     $3,313,872     $1,902,432
   State                        501,036        403,712        228,396
   Foreign                      (11,540)         7,070             --

Deferred                       (211,725)      ( 96,784)       451,772
                             ----------     ----------      ---------

                             $4,457,960     $3,627,870     $2,582,600
                             ==========     ==========     ==========

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993



      Following is a reconciliation between statutory federal income tax expense and actual income tax expense:

                                                              1995           1994           1993
                                                              ----           ----           ----
Computed "expected" federal income tax expense             $4,050,977     $3,333,370     $2,390,204
Increase (decrease) resulting from:
      State income taxes                                      476,600        392,400        281,200
      Other, net                                              (69,617)      ( 97,900)       (88,804)
                                                           ----------     ----------     ----------

                                                           $4,457,960     $3,627,870     $2,582,600
                                                           ==========     ==========     ==========

      The significant components of deferred income tax assets and liabilities are as follows:

                                                          October 28,    October 29,
                                                              1995           1994
                                                         -------------  -------------
Deferred tax assets:
      Inventories                                          $  504,743    $   486,223
      Reserves and accruals                                   666,435        470,459
      Other                                                   118,765        147,321
                                                           ----------    -----------

                                                            1,289,943      1,104,003
                                                           ----------    -----------
Deferred tax liabilities:
      Depreciation and other property basis differences      (877,504)    (1,041,296)
      Other                                                  (308,218)      (170,211)
                                                           ----------    -----------

                                                           (1,185,722)    (1,211,507)
                                                           ----------    -----------

Net deferred income tax asset (liability)                  $  104,221    $  (107,504)
                                                           ==========    ===========

      Net current deferred income tax assets are included in prepaid expenses and other current assets in the accompanying Consolidated Balance Sheets. The Company's income tax returns have been examined by the Internal Revenue Service for fiscal years through November 3, 1990.

NOTE 6 --  STOCK OPTION AND STOCK PURCHASE PLANS

      The Company had an employee incentive stock option plan which expired in 1991. As of October 28, 1995, there were outstanding options to purchase 46,610 shares of the Company's common stock under this plan, expiring at various dates through June 2001.

      In 1991, the Company created a new stock option plan (the "1991
Plan"), which, as amended, allows the Company to grant key employees incentive and non-qualified stock options to purchase up to 1,100,000 shares of the Company's common stock at not less than the market price on the date of grant. Options not exercised accumulate and are exercisable, in whole or in part, in any subsequent period but not later than ten years from the date of grant. Certain options granted under the 1991 Plan to officers and key employees became exercisable immediately. As of October 28, 1995, options to purchase 552,816 shares of the Company's common stock were outstanding under the 1991 Plan.

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993



   Stock option transactions under the expired plan and the 1991 Plan are summarized as follows:

                                                                       1995                          1994
                                                             ------------------------      ------------------------
                                                              AVERAGE        NUMBER         AVERAGE        NUMBER
                                                               PRICE        OF SHARES        PRICE        OF SHARES
                                                             --------       ---------      --------       ---------
Options outstanding at beginning of year                       $ 8.07        495,211         $ 5.99        295,677
Options granted                                                $10.19        151,250         $ 9.77        237,600
Options canceled                                               $ 9.66         22,627         $11.59          4,125
Options exercised                                              $ 1.77         24,408         $ 1.38         33,941
                                                                             -------                       -------
Options outstanding at end of year                             $ 8.81        599,426         $ 8.07        495,211
                                                                             =======                       =======
Exercisable at end of year                                                   171,339                       109,496
                                                                             =======                       =======

   The Company has a Non-Employee Director stock option plan, approved by the stockholders in 1992, under which the Company annually grants an option to purchase common stock to each director who is neither an executive officer of the Company nor compensated under any employment or consulting arrangements ("Non-Employee Director"). Under the plan, during 1991, the Company granted to its then Non-Employee Directors options to purchase a total of 30,525 shares (or 825 shares per Non-Employee Director per year of service on the Company's Board, with a maximum of 10 years) at an exercise price of $0.61 per share. The plan provides that the options are exercisable, on a cumulative basis, at the rate of 20% per year over a five-year period, commencing on the date of grant.

   In September 1992, the Board unanimously amended the plan, approved by the stockholders at the 1993 annual meeting, to increase the number of shares as to which options will be granted annually to 1,650 shares per director, and to establish the option exercise price in fiscal 1992 of $5.23 per share and, for fiscal years beginning in fiscal 1993, at the fair market value of the Company's common stock on the date of grant. Under the plan, the date of grant for fiscal 1992 was established as September 15, 1992, and for fiscal 1993 and thereafter, the annual date of grant is December 17.

   In 1992, restricted options to purchase 7,425 shares of common stock at an exercise price of $4.09 per share were granted to certain employees of the Company. In 1991, restricted options to purchase 33,000 shares of common stock at $0.61 per share were granted to certain employees of the Company. These options are exercisable, on a cumulative basis, at the rate of 20% per year over a five-year period commencing on the date of the grant.

   Compensation expense of approximately $7,000 relating to non-qualified options will be recognized by the Company during 1996.

   In addition to the foregoing, fully exercisable stock options to purchase a total of 190,555 shares were issued to one past and eight current directors between June 9, 1986, and March 13, 1990, at option prices ranging from $0.79 to $2.93 per share.

   The Company has a Stock Purchase Plan under which eligible employees may elect to invest up to 10% of salary earned during each pay period. Directors who are not employees may also elect to invest up to 10% of director fees. The Company contributes an amount equal to 40% of each participant's contributions and pays all administrative expenses and brokerage fees of the plan.

   In 1995, the Company awarded 2,750 shares of restricted common stock of the Company to each of three executive officers. The shares will vest and the related expense will be recorded over three years.

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


NOTE 7 --  PENSION PLANS

   The Company has a noncontributory defined benefit pension plan covering certain hourly and substantially all salaried personnel. Normal retirement age is 65, but provision is made for earlier retirement. Benefits are based on 1.5% of average annual compensation, up to $75,000 per year after November 1, 1992, and up to $50,000 per year before November 1, 1992, for each year of service. Full vesting occurs upon completion of five years of service. Assets of the plan consist entirely of an investment in a group annuity contract with an insurance company.

   The following actuarial assumptions were used in determining the Company's net periodic pension cost and projected benefit obligation:

                                                                               1995           1994           1993
                                                                               ----           ----           ----
Actuarial Assumptions:
   Discount rate                                                               7.50%          7.50%          6.50%
   Rate of salary increase                                                     5.50%          5.50%          5.50%
   Expected long-term rate of return on plan assets                            9.00%          9.00%          7.75%


The funded status of the defined benefit pension plan is as follows:
                                                                        OCTOBER 28,    OCTOBER 29,
                                                                            1995           1994
                                                                        -----------    -----------
Vested benefit obligation                                               $(2,683,231)   $(2,224,284)
Non-vested benefits                                                        (323,995)      (118,853)
                                                                        -----------    -----------
Accumulated benefit obligation                                           (3,007,226)    (2,343,137)
Effect of projected future compensation levels                             (423,164)      (315,004)
                                                                        -----------    -----------
Projected benefit obligation                                             (3,430,390)    (2,658,141)
Plan assets at fair value                                                 2,639,588      1,933,200
                                                                        -----------    -----------
Plan assets less than projected benefit obligation                         (790,802)      (724,941)
Unrecognized net (gain) loss due to past experience different
   from assumptions                                                         192,879       (119,507)

Unrecognized prior service cost                                             461,501        509,113
Unrecognized net asset being recognized over 13.21 years                   (168,783)      (208,875)
                                                                        -----------    -----------
Accrued pension cost                                                    $  (305,205)   $  (544,210)
                                                                        ===========    ===========

                   FALCON PRODUCTS, INC.  AND SUBSIDIARIES

         OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993


Net periodic pension cost for the years ended:
                                                                          OCTOBER 28,    OCTOBER 29,    OCTOBER 30,
                                                                              1995           1994           1993
                                                                          -----------    -----------    -----------
Service cost - benefits earned during the period                            $334,947       $283,954       $234,052
Interest cost on projected benefit obligation                                212,233        179,986        151,354
Return on plan assets                                                       (332,269)        12,521       (234,265)
Net total of other components                                                136,295       (179,569)       111,293
                                                                            --------       --------       --------
Net periodic pension cost                                                   $351,206       $296,892       $262,434
                                                                            ========       ========       ========

            The Company also contributes to a defined contribution pension plan for its St. Louis, Missouri, union employees. Pension expense under this plan was $31,600, $21,800, and $18,900 in 1995, 1994 and 1993, respectively.


NOTE 8 -- BUSINESS ACQUISITIONS

            During September 1995, the Company acquired the interior decor business and related assets, and assumed certain liabilities, relating to that business from Omni Inc. The Company operates this business under the tradename Decor Concepts, which was a tradename used by Omni Inc. for a substantial portion of that business. Decor Concepts is a manufacturer of interior decor products such as seating, table, and casegoods for restaurant chains. The total purchase price for the transaction was approximately $1,540,000. Approximately $1,095,000 of this price was paid at closing with the remainder paid during December 1995, after the final valuation of certain assets was determined. This purchase was funded by the Company with its available cash reserves.

            During September 1994, the Company acquired a 67% controlling interest in Falcon Mimon for approximately $2.3 million in cash. Falcon Mimon is a furniture manufacturer located in the Czech Republic that makes complete wood chairs and wood chair components for sale throughout Europe, Israel and North America. Under terms of the Company's purchase agreement, it will invest an additional $2.5 million in Falcon Mimon during the subsequent five years, which will increase the Company's ownership interest in Falcon Mimon to approximately 84%. During 1995, the Company invested approximately $798,000 in Falcon Mimon, increasing its ownership to 75%.

            During January 1994, the Company acquired substantially all of the assets and assumed certain liabilities of Charlotte Company, Inc. ("Charlotte") located in Belding, Michigan, a manufacturer of high quality wood and metal seating and tables, for the lodging, foodservice, healthcare and office furniture markets. The total purchase price for the transaction was approximately $3.4 million and was funded by the Company with its available cash reserves.


NOTE 9 --  TRANSACTIONS WITH RELATED PARTIES

            Certain of the Company's directors or their affiliates provide various consulting and other professional services to the Company or receive commissions as sales representatives. During 1995, 1994 and 1993, the Company incurred expenses of approximately $138,000, $280,000, and $209,000, respectively, for such services.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                            PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of stockholders (the "Proxy Statement"), which involves the election of directors, is incorporated herein by this reference.

      Information regarding executive officers of the Company is contained in Part I hereof under the caption "Executive Officers of the Registrant."

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 will be included in the Company's Proxy Statement under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934."

ITEM 11.   EXECUTIVE AND DIRECTOR COMPENSATION.

      The information contained under the captions "EXECUTIVE COMPENSATION", "COMPENSATION OF DIRECTORS" and "INFORMATION AS TO
STOCK OPTIONS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

      The information contained under the captions "VOTING
SECURITIES, PRINCIPAL HOLDERS THEREOF AND CUMULATIVE VOTING RIGHTS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Company's definitive proxy statement to be filed pursuant to Regulation 14A for the Company's 1996 annual meeting of stockholders, which involves the election of directors, is incorporated herein by this reference.


                            PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) 1.  Financial Statements

      The following Consolidated Financial Statements of the Company are included in Part II, Item 8:

                                                                                                                    Page
                                                                                                                    ----

            Report of Independent Public Accountants                                                                  15

            Consolidated Statements of Earnings for the years ended October 28, 1995, October 29, 1994,
               and October 30, 1993                                                                                   16

            Consolidated Balance Sheets as of October 28, 1995, and October 29, 1994                                  17






                                                                                                                    Page
                                                                                                                    ----

            Consolidated Statements of Stockholders' Equity for the years ended October 28, 1995,
               October 29, 1994, and October 30, 1993                                                                 18

            Consolidated Statements of Cash Flows for the years ended October 28, 1995,
               October 29, 1994, and October 30, 1993                                                                 19

            Notes to Consolidated Financial Statements                                                                20

   (a) 2.   Financial Statement Schedules

      The following financial statement schedules are included in Item 14:


   Schedule II-Valuation and Qualifying Accounts for the years ended October 28, 1995, October 29, 1994,
               and October 30, 1993                                                                                   31

   (a) 3.   Exhibits:

            See Exhibit Index on pages 33 through 35 of this Report (identifying each management contract or compensatory plan or arrangement listed therein).

   (b)   Reports on Form 8-K:

            The Company has not filed any reports on Form 8-K during the last quarter of the year ended
         October 28, 1995.


                                               FALCON PRODUCTS, INC. AND SUBSIDIARIES

                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                           FOR THE YEARS ENDED OCTOBER 28, 1995, OCTOBER 29, 1994, AND OCTOBER 30, 1993

                                                            ADDITIONS       ACQUISI-
                                             BALANCE AT     CHARGED TO     TIONS FROM    DEDUCTIONS       BALANCE AT
                                              BEGINNING     COSTS AND       ACQUIRED        FROM            END OF
          DESCRIPTION                         OF PERIOD      EXPENSES       COMPANIES     RESERVES          PERIOD
          -----------                        ----------     ----------     ----------    ----------       ----------
Allowance for doubtful accounts
   and anticipated returns:


   Year ended October 28, 1995                $502,881       $708,620        $    --     $842,056<FA>      $369,445
                                              ========       ========        =======     ========          ========


   Year ended October 29, 1994                $242,844       $618,199        $84,586     $442,748<FA>      $502,881
                                              ========       ========        =======     ========          ========


   Year ended October 30, 1993                $255,576       $568,356        $    --     $581,088<FA>      $242,844
                                              ========       ========        =======     ========          ========





------------

<FA>  Accounts charged off less recoveries and returns.

                               SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FALCON PRODUCTS, INC.

Date: January 22, 1996                   By  /s/ Franklin A. Jacobs
                                            ----------------------------------
                                                   Franklin A. Jacobs,
                                                  Chairman of the Board
                                               and Chief Executive Officer

Date: January 22, 1996                   By  /s/ Michael J. Dreller
                                            ----------------------------------
                                                   Michael J. Dreller
                                             Vice President, Chief Financial
                                             Officer, Secretary and Treasurer
                                               (Principal Financial Officer
                                             and Principal Accounting Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: January 22, 1996              /s/ Franklin A. Jacobs
                                   ----------------------------------------
                                         Franklin A. Jacobs, Director


Date: January 22, 1996              /s/ Donald P. Gallop
                                   ----------------------------------------
                                         Donald P. Gallop, Director


Date: January 22, 1996              /s/ S. Lee Kling
                                   ----------------------------------------
                                         S. Lee Kling, Director


Date: January 22, 1996              /s/ Lee M. Liberman
                                   ----------------------------------------
                                         Lee M. Liberman, Director


Date:
                                   ----------------------------------------
                                         Alan Peters, Director


Date:
                                   ----------------------------------------
                                         James Schneider, Director


Date:
                                   ----------------------------------------
                                         Raynor E. Baldwin, Director


Date: January 22, 1996              /s/ James L. Hoagland
                                   ----------------------------------------
                                         James L. Hoagland, Director

Date:
                                   ----------------------------------------
                                         Frank E. Hancock, Director

                                           EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

 3.1 Certificate of Incorporation of the Company, as amended through October 31, 1980, filed as Exhibit 3(a) to the Company's Annual
            Report on Form 10-K for the year ended October 31, 1980.

 3.2        Amendment to Certificate of Incorporation, effective July 3, 1986, filed as Exhibit 3(b) to the Company's Annual Report on Form 10-K for the
            year ended November 1, 1986.

 3.3        Amended and Restated Bylaws incorporated herein by reference to
            Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended November 2, 1991.

 4          Form of  Stock Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form
            S-1, Reg. No. 33-61706.

10.1        Lease Agreement dated February 1, 1980, between Lafayette County,
            Arkansas and the Company, incorporated herein by reference to Exhibit 10(e)
            to the Company's Annual Report on Form 10-K for the year ended
            October 31, 1980.

10.2        Bond Guaranty Agreement dated February 1, 1980, pursuant to which the
            Company has guaranteed payment of $800,000 principal amount of Industrial
            Development Revenue Bonds (Falcon Project), Series 1980, incorporated herein by reference to Exhibit 10(f) to the Company's Annual Report on
            Form 10-K for the year ended October 31, 1980.

10.3        Loan Agreement dated as of February 1, 1985, between the City of Newport,
            Tennessee and the Company, incorporated herein by reference to Exhibit 4(m)
            to the Company's  Annual Report on Form 10-K for the year ended November 2, 1985.

10.4        Loan and Security Agreement dated as of August 1, 1989, between the City of
            Newport, Tennessee and the Company and related Note, incorporated herein by reference to Exhibit 4(p) to the Company's Annual Report on Form 10-K
            for the year ended October 28, 1989.

10.5        Assignment and Assumption Agreement dated January 30, 1980, and the lease thereunder, incorporated herein by reference to Exhibit 10(g) to the Company's
            Annual Report on Form 10-K for the year ended October 31, 1980.

10.6        Lease Agreement dated as of June 1, 1988, among Burley Builders, Inc. and
            Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10(m) to the Company's Annual
            Report on Form 10-K for the year ended October 29, 1988.

10.7        First Amendment to Lease Agreement dated as of November 21, 1991, among
            Burley Builders, Inc. and Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 2, 1991.

                                           EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

10.8<Fa>    Falcon Products, Inc. 1981 Employee Incentive Stock Option Plan ("ISOP"),
            incorporated herein by reference to Exhibit 4(h) to the Company's Registration
            Statement on Form S-8, Reg. No. 33-15698.

10.9<Fa>    Form of Stock Option Agreement dated June 9, 1986, regarding options issued to Directors, incorporated herein by reference to Exhibit 10(i) to the Company's
            Annual Report on Form 10-K for the year ended November 1, 1986.

10.10<Fa>   Stock Option Agreement dated June 9, 1986, regarding options issued to
            Franklin A. Jacobs, incorporated herein by reference to Exhibit 10(i) to the Company's
            Annual Report on Form 10-K for the year ended November 1, 1986.

10.11<Fa>   First Amendment to the ISOP, adopted June 16, 1987, incorporated herein by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K
            for the year ended October 31, 1987.

10.12<Fa>   Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incor-
            porated herein by reference to Exhibit 4.1 to the Company's Registration State-
            ment on Form S-8, Reg. No. 33-46997.

10.13<Fa>   Falcon Products, Inc. Amended and Restated Stock Purchase Plan, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for
            the year ended November 2, 1991.

10.14<Fa>   Minutes of Meeting of Board of Directors of the Company dated March 14, 1991
            (the "Non-Employee Director Plan"), incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 33-46998.

10.15       Debt Agreement dated August 3, 1992 (the "Debt Agreement"), between the
            Company and Boatmen's Bank ("Boatmen's") entered into with respect to a
            $10,000,000 revolving line of credit from Boatmen's to the Company, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on
            Form 10-K for the year ended October 31, 1992 (the "1992 10-K").

10.16       Asset Purchase Agreement dated as of August 3, 1992, by and among Falcon
            Acquisition Subsidiary, Inc., the Company and Kaydee Metal Products Corporation,
            incorporated herein by reference to Exhibit 2 to the Company's Current Report on
            Form 8-K dated August 3, 1992.

10.17<Fa>   Minutes of Meeting of Board of  Directors of the Company dated September 15, 1992, amending the Non-Employee Director Plan, incorporated herein by reference to Exhibit
            10.17 to the 1992 10-K.

10.18<Fa>   Amendment to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan
            incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on
            Form 10-K for the year ended October 30, 1993 (the "1993 10-K").

10.19<Fa>   Consulting Agreement dated August 1, 1993, by and between the Company and AJR
            Enterprises, Inc., incorporated herein by reference to Exhibit 10.19 to the 1993 10-K.

----------
<Fa>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                           EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------

10.20       Amendment to the Debt Agreement dated as of September 24, 1993, incorporated herein by reference to Exhibit 10.20 to the 1993 10-K.

10.21       Second Amendment to the Debt Agreement dated as of August 30, 1994, incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K for
            the year ended October 29, 1994 (the "1994 10-K").

10.22       Third Amendment to the Debt Agreement dated as of September 8, 1994, incorporated herein by reference to Exhibit 10.22 to the 1994 10-K.
10.23<Fa>   Amendment No. 2 to the Falcon Products, Inc. Amended and Restated 1991 Stock
            Option Plan, incorporated herein by reference to Exhibit 10.23 to the 1994 10-K.

10.24       Agreement of Purchase and Sale of Assets dated September 26, 1995, by and between
            Falcon Products, Inc. and DPD Manufacturing, Inc., filed herewith.

10.25       Agreement of Purchase and Sale of Assets dated September 26, 1995, by and between
            Falcon Products, Inc. and Decor Concepts, Inc., filed herewith.

11          Computation of Net Earnings Per Share, filed herewith.

21          Subsidiaries of the Company, filed herewith.

23          Consent of Independent Public Accountants, filed herewith.







----------------

<Fa>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
