Form 10-Q
period 1996-01-27
FALCON PRODUCTS INC /DE/
filed 1996-03-12
CIK 34339

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 27, 1996

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ------------ to -------------

Commission File Number 1-11577

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.   YES   X    NO
                                               ------     -----

As of March 4, 1996, the registrant had 9,577,069 shares of common stock, $.02 par value, outstanding.





                            Page 1 of 11 pages
               Exhibit Index is on page 10 of this report.

PART  I -  FINANCIAL  INFORMATION
          -----------------------
Item 1. - Financial Statements
         ---------------------

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                          Consolidated Balance Sheets
                                          ---------------------------
                                                  (Unaudited)

                                                                         January 27,                   October 28,
                                                                            1996                          1995
                                                                         -----------                   -----------
Assets
------
Current assets:
   Cash and cash equivalents                                             $ 6,511,684                   $ 6,969,786
   Accounts receivable, less allowances
      of $414,000 and $369,000, respectively                              15,560,080                    17,438,415
   Inventories                                                            16,884,478                    16,705,744
   Prepaid expenses and other current assets                               2,138,811                     1,966,988
                                                                         -----------                   -----------
         Total current assets                                             41,095,053                    43,080,933
                                                                         -----------                   -----------
Property, plant and equipment:
   Land                                                                    2,841,625                     2,841,625
   Buildings and improvements                                             12,184,135                    11,871,150
   Machinery and equipment                                                22,878,045                    21,276,524
                                                                         -----------                   -----------
                                                                          37,903,805                    35,989,299
   Less accumulated depreciation                                          14,411,378                    13,802,033
                                                                         -----------                   -----------
         Total property, plant and equipment                              23,492,427                    22,187,266
                                                                         -----------                   -----------
Other assets, net of accumulated amortization:
   Excess of cost over fair value of net assets acquired                   6,942,811                     6,858,152
   Other                                                                   2,837,998                     2,757,863
                                                                         -----------                   -----------
         Total other assets                                                9,780,809                     9,616,015
                                                                         -----------                   -----------

                                                                         $74,368,289                   $74,884,214
                                                                         ===========                   ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                      $ 6,423,799                   $ 7,158,284
   Accrued liabilities                                                     4,408,398                     5,031,264
   Current maturities of long-term debt                                      966,685                       963,976
                                                                         -----------                   -----------
         Total current liabilities                                        11,798,882                    13,153,524
Long-term obligations:
   Long-term debt                                                            843,826                       925,375
   Pension liability                                                         303,445                       303,445
   Deferred income taxes                                                   1,185,722                     1,185,722
   Minority interest in consolidated subsidiary                              992,995                     1,009,502
                                                                         -----------                   -----------
         Total liabilities                                                15,124,870                    16,577,568
                                                                         -----------                   -----------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
       9,591,310 and 9,539,737 shares issued, respectively                   191,827                       190,795
   Additional paid-in capital                                             42,976,175                    42,760,776
   Deferred compensation plan                                                (62,906)                      (70,769)
   Treasury stock, at cost (64,807 and 11,000 shares, respectively)         (811,775)                     (135,000)
   Cumulative translation adjustments                                        187,413                       182,119
   Retained earnings                                                      16,762,685                    15,378,725
                                                                         -----------                   -----------
         Total stockholders' equity                                       59,243,419                    58,306,646
                                                                         -----------                   -----------

                                                                         $74,368,289                   $74,884,214
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


                                                            Thirteen                      Thirteen
                                                          Weeks Ended                   Weeks Ended
                                                       January 27, 1996               January 28,1995
                                                       ----------------               ---------------
Net sales                                                 $25,433,356                   $18,820,031

Cost of sales                                              17,826,834                    12,994,894
                                                          -----------                   -----------
   Gross margin                                             7,606,522                     5,825,137

Selling, general and administrative expenses                5,032,348                     3,820,881
                                                          -----------                   -----------
   Operating profit                                         2,574,174                     2,004,256

Interest income, net                                           27,013                        36,523
Minority interest in consolidated subsidiary                   16,507                       (10,752)
                                                          -----------                   -----------
   Earnings before income taxes                             2,617,694                     2,030,027

Income tax expense                                            994,700                       751,290
                                                          -----------                   -----------

   Net earnings                                           $ 1,622,994                   $ 1,278,737
                                                          ===========                   ===========

Primary earnings per share<F*>                                   $.17                          $.13
                                                                 ====                          ====

<F*> Per share data has been adjusted to reflect the effects of the December
     13, 1995, 10% stock dividend.

See accompanying notes to consolidated financial statements.

                                               Falcon Products, Inc. and Subsidiaries
                                               --------------------------------------

                                          Consolidated Statements of Stockholders' Equity
                                          -----------------------------------------------
                                    Thirteen Weeks Ended January 27, 1996, and January 28, 1995
                                    -----------------------------------------------------------
                                                            (Unaudited)


                                                                    Deferred
                                                    Additional       Compen-                 Cumulative                  Total
                                          Common     Paid-in         sation      Treasury    Translation    Retained  Stockholders'
                                           Stock     Capital          Plan         Stock     Adjustments    Earnings      Equity
                                          ------    ----------      --------      -------    -----------    --------  -------------
Balance, October 29, 1994                $171,455   $30,510,061     $     --     $      --    $(38,621)   $19,912,649  $50,555,544

     Net earnings                              --            --           --            --          --      1,278,737    1,278,737

     Exercise of stock options                420        26,415           --            --          --             --       26,835

     Issuance of stock to Employee
          Stock Purchase Plan                 209       120,531           --            --          --             --      120,740

     Compensation expense under
          non-qualified stock options          --         5,193           --            --          --             --        5,193

     Translation adjustments                   --            --           --            --     (18,680)            --      (18,680)

     Cash dividends                            --            --           --            --          --       (171,597)    (171,597)
                                         --------   -----------     --------     ---------    --------    -----------  -----------

Balance, January 28, 1995                $172,084   $30,662,200           --            --    $(57,301)   $21,019,789  $51,796,772
                                         ========   ===========     ========     =========    ========    ===========  ===========


Balance, October 28, 1995                $190,795   $42,760,776     $(70,769)    $(135,000)   $182,119    $15,378,725  $58,306,646

     Net earnings                              --            --           --            --          --      1,622,994    1,622,994

     Exercise of stock options                965       158,738           --            --          --             --      159,703
     Issuance of stock to Employee
          Stock Purchase Plan                  67        54,825           --       100,551          --             --      155,443

     Compensation expense under
          stock and option plans               --         1,836        7,863            --          --             --        9,699

     Translation adjustments                   --            --           --            --       5,294             --        5,294
     Cash dividends                            --            --           --            --          --       (239,034)    (239,034)

     Treasury stock purchases                  --            --           --      (777,326)         --             --     (777,326)
                                         --------   -----------     --------     ---------    --------    -----------  -----------

Balance, January 27, 1996                $191,827   $42,976,175     $(62,906)    $(811,775)   $187,413    $16,762,685  $59,243,419
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

                                                                           Thirteen          Thirteen
                                                                          Weeks Ended       Weeks Ended
                                                                       January 27, 1996   January 28, 1995
                                                                       ----------------   ----------------
Cash flows from operating activities:
   Net earnings                                                           $1,622,994         $1,278,737
                                                                          ----------         ----------
Adjustments to reconcile net earnings
      to net cash provided by operating activities
         Depreciation                                                        638,421            471,300
         Amortization of other assets                                        273,720            230,825
         Translation adjustments during year                                   5,294            (18,680)
         Compensation expense under stock and option plans                     9,699              5,193
         Minority interest in consolidated subsidiary                        (16,507)            10,752
         Change in assets and liabilities:
         Decrease (increase) in:
            Accounts receivable, net                                       1,878,335          3,699,032
            Inventories                                                     (178,734)          (495,203)
            Prepaid expenses and other current assets                       (171,823)           (34,900)
            Other assets, net                                               (288,514)          (494,792)
         Increase (decrease) in:
            Accounts payable                                                (357,756)          (478,249)
            Accrued liabilities                                             (772,866)        (1,329,646)
                                                                          ----------         ----------
            Total adjustments                                              1,019,269          1,565,632
                                                                          ----------         ----------
              Net cash provided by operating activities                    2,642,263          2,844,369
                                                                          ----------         ----------
Cash flows from investing activities:
   Cost of business acquired                                                (376,729)                --
   Additions to property, plant and equipment, net                        (1,943,582)        (1,867,121)
                                                                          ----------         ----------
              Net cash used in investing activities                       (2,320,311)        (1,867,121)
                                                                          ----------         ----------
Cash flows from financing activities:
   Additions to long-term debt                                                    --            220,400
   Repayment of long-term debt                                               (78,840)          (217,846)
   Common stock issuances                                                    315,146            147,575
   Treasury stock purchases                                                 (777,326)                --
   Cash dividends                                                           (239,034)          (171,597)
                                                                          ----------         ----------
              Net cash used in financing activities                         (780,054)           (21,468)
                                                                          ----------         ----------
Net increase (decrease) in cash and cash equivalents                        (458,102)           955,780
Cash and cash equivalents-beginning of period                              6,969,786          7,312,189
                                                                          ----------         ----------
Cash and cash equivalents-end of period                                   $6,511,684         $8,267,969
                                                                          ==========         ==========
Supplemental Cash Flow Information:
   Cash paid for interest                                                 $   56,454         $   59,226
                                                                          ==========         ==========
   Cash paid for income taxes                                             $   31,000         $  959,700
                                                                          ==========         ==========

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                   Thirteen Weeks Ended January 27, 1996
                   -------------------------------------

Note 1. - Interim Results

   The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 28, 1995, filed with the Securities and Exchange Commission.

Note 2. - Acquisitions

   During September 1995, the Company acquired the interior decor business and related assets, and assumed certain liabilities relating to that business, from Omni Inc. The Company operates this business under the tradename Decor Concepts, which was a tradename used by Omni Inc. for a substantial portion of that business. Decor Concepts is a manufacturer of furniture products such as seating, tables, and casegoods for restaurant chains. The total purchase price for the transaction was approximately $1,472,000. This purchase was funded by the Company with its available cash reserves.


Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

Results of Operations

General

   The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                            Thirteen  Weeks  Ended
                                                            ----------------------
                                                      January 27, 1996    January 28, 1995
                                                      ----------------    ----------------
   Net sales                                                100.0%             100.0%
   Cost of sales                                             70.1               69.0
   Gross margin                                              29.9               31.0
   Selling, general and administrative expenses              19.8               20.3
   Operating profit                                          10.1               10.7
   Interest income, net                                        .1                 .2
   Minority interest in consolidated subsidiary                .1                (.1)
   Earnings before income taxes                              10.3               10.8
   Income tax expense                                         3.9                4.0
   Net earnings                                               6.4                6.8

Thirteen weeks ended January 27, 1996, compared to the thirteen weeks ended January 28, 1995

   Net earnings totaled $1,623,000 in the first quarter of 1996, compared to $1,279,000 in 1995, an increase of 26.9%. Earnings per share reached $.17 in 1996, compared to $.13 in 1995, a 30.8% increase.

   Net sales for the first quarter of 1996 were $25.4 million, an increase of 35.1% over 1995 first quarter net sales of $18.8 million. The sales increase over the prior year primarily resulted from strong sales performance from the Company's National Accounts program, which focuses on large national restaurant chains, and incremental sales from the acquisition of Decor Concepts during 1995. Net sales for the quarter excluding sales resulting from this acquisition were approximately $22.9 million.

   Cost of sales was $17.8 million for the 1996 first quarter, an increase of 37.2% from $13.0 million in the 1995 first quarter. The overall increase is primarily related to increased sales volume. Gross margin increased to $7.6 million for the first quarter of 1996, a 30.6% increase from $5.8 million in the same quarter of 1995. Gross margin as a percentage of net sales decreased to 29.9% in 1996 from 31.0% in 1995 primarily due to higher production costs of the new facility acquired from Decor Concepts.

   Selling, general and administrative expenses were $5.0 million in the 1996 first quarter, compared to $3.8 million in the 1995 first quarter, a 31.7% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percentage of net sales decreased to 19.8% for the first quarter of 1996 compared to 20.3% for the same period of 1995, primarily due to certain economies of scale associated with the sales volume increases and operating expense control measures.

   The Company reported net interest income of $27,000 for the first quarter of 1996, versus net interest income of $37,000 for the comparable period in 1995. The decrease in net interest income is primarily due to the reduction of available funds invested in interest-bearing securities due to the acquisition of Decor Concepts in 1995.

   Income tax expense increased by $243,000, or 32.4%, in the first quarter of 1996 compared to the same period in 1995 due to higher earnings and an increase in the effective tax rate during 1996.

Liquidity and Capital Resources

   The Company's working capital at January 27, 1996, was $29.3 million and its ratio of current assets to current liabilities was 3.5 to 1.0, compared to $29.9 million and 3.3 to 1.0 at October 28, 1995.

   During the first quarter of 1996, the Company acquired 62,000 shares of its common stock for a total cost of approximately $800,000. The Company is authorized to purchase up to 250,000 shares of its common stock under a stock repurchase plan previously approved by the Board of Directors.

   The Company has a $2 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.25% and expires on July 1, 1997. As of January 27, 1996, there were no amounts outstanding under the revolving line of credit.

   The Company expects that it will meet its ongoing working capital and capital requirements, from a combination of internally generated funds, available cash reserves, and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

   Generally, inflation has not had a material effect on the Company in the past and no such effect is expected in the near future. Historically, the Company has been able to increase prices to offset increases in the cost of manufacturing its products, and management presently believes that the Company will continue to be able to do so.


PART II - OTHER INFORMATION
          -----------------

Item 1. -             Legal Proceedings
                      -----------------

                      There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the registrant is a party or of which any of the registrant's property is the subject.

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

                      None.

Item 5. -             Other Information
                      -----------------

                      None.

Item 6. -             Exhibits and Reports on Form 8-K
                      --------------------------------

                      (a)  For exhibits, see exhibit index on page 10.

                      (b) No Current Reports on Form 8-K have been filed during the thirteen weeks ended January 27, 1996.

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

                                         FALCON PRODUCTS, INC.
                                         ---------------------
                                         (Registrant)




Date:  March 11, 1996                    /s/ Franklin A. Jacobs
                                         ---------------------------------
                                         Franklin A. Jacobs
                                         Chief Executive Officer and
                                         Chairman of the Board






Date:  March 11, 1996                    /s/ Michael J. Dreller
                                         ---------------------------------
                                         Michael J. Dreller
                                         Vice President and
                                         Chief Financial Officer

                          EXHIBIT  INDEX


Exhibit
Number      Description                                   Page
-------     -----------                                   ----
11          Computation of net earnings                    11
            per share, filed herewith.
