Form 10-Q
period 1996-04-27
FALCON PRODUCTS INC /DE/
filed 1996-06-11
CIK 34339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-Q

(Mark one)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.    YES   X       NO
                                                 -----        -----
As of June 1, 1996, the registrant had 9,668,635 shares of common stock, $.02 par value, outstanding.




                            Page 1 of 12 pages
               Exhibit Index is on page 11 of this report.

PART  I -  FINANCIAL  INFORMATION
           ----------------------
Item 1. - Financial Statements
          --------------------

                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                                        Consolidated Balance Sheets
                                        ---------------------------
                                                (Unaudited)

                                                                       April  27,               October 28,
                                                                          1996                     1995
                                                                      -----------               -----------
Assets
- ------

Current assets:
   Cash and cash equivalents                                          $ 5,598,730               $ 6,969,786
   Accounts receivable, less allowances
      of $388,000 and $369,000, respectively                           14,704,151                17,438,415
   Inventories                                                         19,272,619                16,705,744
   Prepaid expenses and other current assets                            2,243,962                 1,966,988
                                                                      -----------               -----------
         Total current assets                                          41,819,462                43,080,933
                                                                      -----------               -----------
Property, plant and equipment:
   Land                                                                 2,841,625                 2,841,625
   Buildings and improvements                                          12,414,492                11,871,150
   Machinery and equipment                                             24,008,252                21,276,524
                                                                      -----------               -----------
                                                                       39,264,369                35,989,299
   Less accumulated depreciation                                       15,119,536                13,802,033
                                                                      -----------               -----------
         Total property, plant and equipment                           24,144,833                22,187,266
                                                                      -----------               -----------
Other assets, net of accumulated amortization:
   Excess of cost over fair value of net assets acquired                7,292,578                 6,858,152
   Other                                                                2,854,726                 2,757,863
                                                                      -----------               -----------
         Total other assets                                            10,147,304                 9,616,015
                                                                      -----------               -----------

                                                                      $76,111,599               $74,884,214
                                                                      ===========               ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Accounts payable                                                   $ 6,311,518               $ 7,158,284
   Accrued liabilities                                                  3,837,540                 5,031,264
   Current maturities of long-term debt                                 1,104,782                   963,976
                                                                      -----------               -----------
         Total current liabilities                                     11,253,840                13,153,524
Long-term obligations:
   Long-term debt                                                         761,354                   925,375
   Pension liability                                                      303,445                   303,445
   Deferred income taxes                                                1,185,722                 1,185,722
   Minority interest in consolidated subsidiary                           989,587                 1,009,502
                                                                      -----------               -----------
         Total liabilities                                             14,493,948                16,577,568
                                                                      -----------               -----------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
       9,643,707 and 9,539,737 shares issued, respectively                192,874                   190,795
   Additional paid-in capital                                          43,225,549                42,760,776
   Deferred compensation plan                                             (55,042)                  (70,769)
   Treasury stock, at cost (2,952 and 11,000 shares, respectively)        (41,846)                 (135,000)
   Cumulative translation adjustments                                     189,533                   182,119
   Retained earnings                                                   18,106,583                15,378,725
                                                                      -----------               -----------
         Total stockholders' equity                                    61,617,651                58,306,646
                                                                      -----------               -----------

                                                                      $76,111,599               $74,884,214
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


                                Thirteen                Thirteen               Twenty-Six              Twenty-Six
                               Weeks Ended             Weeks Ended             Weeks Ended             Weeks Ended
                             April 27, 1996          April 29, 1995          April 27, 1996          April 29, 1995
                             --------------          --------------          --------------          --------------

Net sales                      $25,831,548             $21,129,459             $51,264,904             $39,949,490
Cost of sales                   17,104,613              13,623,292              34,931,447              26,618,186
                               -----------             -----------             -----------             -----------
Gross margin                     8,726,935               7,506,167              16,333,457              13,331,304
Selling, general and
      administrative
      expenses                   5,322,061               4,751,416              10,354,409               8,572,297
                               -----------             -----------             -----------             -----------
Operating profit                 3,404,874               2,754,751               5,979,048               4,759,007
Interest income, net                22,104                  37,594                  49,117                  74,117
Minority interest in
      consolidated
      subsidiary                     3,408                  (4,375)                 19,915                 (15,127)
                               -----------             -----------             -----------             -----------

Earnings before
      income taxes               3,430,386               2,787,970               6,048,080               4,817,997
Income tax expense               1,303,400               1,045,370               2,298,100               1,796,660
                               -----------             -----------             -----------             -----------

Net earnings                   $ 2,126,986             $ 1,742,600             $ 3,749,980             $ 3,021,337
                               ===========             ===========             ===========             ===========

Earnings per share<F*>                  $.22                    $.18                    $.38                    $.31
                                        ====                    ====                    ====                    ====


<F*> Per share data has been adjusted to reflect the effects of the December
     13, 1995, 10% stock dividend.


See accompanying notes to consolidated financial statements.


                                                 Falcon Products, Inc. and Subsidiaries
                                                 --------------------------------------

                                            Consolidated Statements of Stockholders' Equity
                                            -----------------------------------------------
                                       Twenty-Six Weeks Ended April 27, 1996, and April 29, 1995
                                       ---------------------------------------------------------
                                                              (Unaudited)

                                                                 Deferred
                                                Additional        Compen-                 Cumulative                    Total
                                     Common       Paid-in         sation    Treasury     Translation     Retained    Stockholders'
                                      Stock       Capital          Plan       Stock      Adjustments     Earnings       Equity
                                      -----       -------          ----       -----      -----------     --------       ------

Balance, October 29, 1994           $171,455    $30,510,061      $     --   $      --      $(38,621)   $19,912,649    $50,555,544

   Net earnings                           --             --            --          --            --      3,021,337      3,021,337
   Exercise of stock options             859         57,201            --          --            --             --         58,060
   Issuance of stock to Employee
       Stock Purchase Plan               439        256,529            --          --            --             --        256,968
   Compensation expense under
       restricted stock
       and option plans                   --         10,386         4,783          --            --             --         15,169
   Issuance of restricted stock          100         57,400       (57,400)         --            --             --            100
   Translation adjustments                --             --            --          --       143,464             --        143,464
   Cash dividends                         --             --            --          --            --       (344,375)      (344,375)
                                    --------    -----------      --------   ---------      --------    -----------    -----------

Balance, April 29, 1995             $172,853    $30,891,577      $(52,617)  $      --      $104,843    $22,589,611    $53,706,267
                                    ========    ===========      ========   =========      ========    ===========    ===========



Balance, October 28, 1995           $190,795    $42,760,776      $(70,769)  $(135,000)     $182,119    $15,378,725    $58,306,646

   Net earnings                           --             --            --          --            --      3,749,980      3,749,980
   Exercise of stock options           1,929        327,611            --     742,501            --       (542,304)       529,737
   Issuance of stock to Employee
       Stock Purchase Plan               150        133,490            --     198,857            --             --        332,497
   Compensation expense under
       restricted stock and
       option plans                       --          3,672        15,727          --            --             --         19,399
   Translation adjustments                --             --            --          --         7,414             --          7,414
   Cash dividends                         --             --            --          --            --       (479,818)      (479,818)
   Treasury stock purchases               --             --            --    (848,204)           --             --       (848,204)
                                    --------    -----------      --------   ---------      --------    -----------    -----------

Balance, April  27, 1996            $192,874    $43,225,549      $(55,042)   $(41,846)     $189,533    $18,106,583    $61,617,651
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

                                                                     Twenty-Six                Twenty-Six
                                                                     Weeks Ended               Weeks Ended
                                                                   April 27, 1996            April 29, 1995
                                                                   --------------            --------------

Cash flows from operating activities:
   Net earnings                                                       $ 3,749,980               $ 3,021,337
                                                                      -----------               -----------

   Adjustments to reconcile net earnings
      to net cash provided by operating activities
         Depreciation                                                   1,355,237                   979,035
         Amortization of other assets                                     566,688                   574,077
         Translation adjustments                                            7,414                   143,464
         Compensation expense under non-qualified stock options            15,727                    10,386
         Minority interest in consolidated subsidiary                     (19,915)                   15,127
         Amortization of restricted stock awards                            3,672                     4,783
         Change in assets and liabilities:
            Decrease (increase) in:
               Accounts receivable, net                                 2,815,008                 2,938,879
               Inventories                                             (2,329,716)               (2,225,042)
               Prepaid expenses and other current assets                 (273,466)                   76,391
               Other assets, net                                         (527,028)                 (829,595)
            Increase (decrease) in:
               Accounts payable                                          (470,037)                 (382,301)
               Accrued liabilities                                     (1,643,724)               (1,701,957)
                                                                      -----------               -----------
               Total adjustments                                         (500,140)                 (396,753)
                                                                      -----------               -----------
                  Net cash provided by operating activities             3,249,840                 2,624,584
                                                                      -----------               -----------
Cash flows from investing activities:
   Cost of businesses acquired                                         (1,117,788)                       --
   Additions to property, plant and equipment, net                     (2,864,105)               (2,633,504)
                                                                      -----------               -----------
                  Net cash used in investing activities                (3,981,893)               (2,633,504)
                                                                      -----------               -----------
Cash flows from financing activities:
   Repayment of long-term debt, net                                      (173,215)                 (346,571)
   Common stock issuances                                                 862,234                   315,128
   Cash dividends                                                        (479,818)                 (344,375)
   Treasury stock purchases                                              (848,204)                       --
                                                                      -----------               -----------
                  Net cash used in financing activities                  (639,003)                 (375,818)
                                                                      -----------               -----------
Net decrease in cash and cash equivalents                              (1,371,056)                 (384,738)
Cash and cash equivalents-beginning of period                           6,969,786                 7,312,189
                                                                      -----------               -----------
Cash and cash equivalents-end of period                               $ 5,598,730               $ 6,927,451
                                                                      ===========               ===========

Supplemental Cash Flow Information:
   Cash paid for interest                                             $    88,427               $   100,999
                                                                      ===========               ===========
   Cash paid for income taxes                                         $ 1,860,138               $ 2,480,700
                                                                      ===========               ===========

See accompanying notes to consolidated financial statements.

                    Falcon Products, Inc. and Subsidiaries
                    --------------------------------------

                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                     Twenty-six Weeks Ended April 27,1996
                     ------------------------------------

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

     In February 1996, the Company acquired substantially all of the assets and assumed certain liabilities of a manufacturing facility located in Tijuana, Mexico (the Tijuana facility). This facility specializes in manufacturing upscale wood and upholstered seating primarily for the lodging and hospitality industries. The total purchase price for this facility was approximately $500,000 and was funded by the Company with its available cash reserves.

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
Financial Condition
- -------------------

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                     Thirteen  Weeks  Ended    Twenty-Six Weeks Ended
                                                     ----------------------    ----------------------
                                                     04/27/96      04/29/95    04/27/96      04/29/95
                                                     --------      --------    ----------------------

Net sales                                             100.0%        100.0%      100.0%        100.0%
Cost of sales                                          66.2          64.5        68.1          66.6
Gross margin                                           33.8          35.5        31.9          33.4
Selling, general and administrative expenses           20.6          22.5        20.2          21.5
Operating profit                                       13.2          13.0        11.7          11.9
Interest income, net                                     .1            .2          .1            .2
Minority interest in consolidated subsidiary             --            --          --            --
Earnings before income taxes                           13.3          13.2        11.8          12.1
Income tax expense                                      5.1           5.0         4.5           4.5
Net earnings                                            8.2           8.2         7.3           7.6


Thirteen weeks ended April 27, 1996, compared to the thirteen weeks ended April 29, 1995

     Net earnings were $2,127,000 in the second quarter of 1996, compared to $1,743,000 in 1995, an increase of 22.1%. Earnings per share were $.22 in 1996, compared to $.18 in 1995, a 22.2% increase.

     Net sales for the second quarter of 1996 were $25.8 million, an increase of 22.3% over 1995 second quarter net sales of $21.1 million. This increase primarily resulted from strong sales performance from the Company's National Accounts customers and incremental sales from the acquisition of Decor
Concepts.    Net sales for the quarter, excluding sales resulting from the acquisition of Decor Concepts, were approximately $23.5 million.

     Cost of sales was $17.1 million for the 1996 second quarter, an increase of 25.6% from $13.6 million in the second quarter of 1995. The overall increase is a result of the increased sales volume. Gross margin increased to $8.7 million for the second quarter of 1996, a 16.3% increase from $7.5 million in the same quarter of 1995. Gross margin as a percentage of net sales decreased to 33.8% in 1996 from 35.5% in 1995. The lower gross margin percentage during the second quarter of 1996 was due primarily to product mix and certain production inefficiencies at the facilities acquired by the Company in the Decor Concepts purchase.

     Selling, general and administrative expenses were $5.3 million in the second quarter of 1996, compared to $4.8 million in the second quarter of 1995, a 12.0% increase. The increase is primarily related to increased sales and marketing programs, including salaries, travel expenses and commissions. Selling, general and administrative expenses as a percentage of net sales, decreased to 20.6% for the second quarter of 1996 as compared to 22.5% for the same period of 1995. The decrease in the expense rate in 1996 is primarily the result of efficiencies from higher sales volume.

     Net interest income was $22,000 for the second quarter of 1996, versus $38,000 for the comparable period in 1995. The decrease in net interest income is primarily due to the reduction of available funds invested in interest-bearing securities due to the acquisition of Decor Concepts in late 1995 and the Tijuana facility in 1996.

     Income tax expense increased by $258,000, or 24.7%, in the second quarter of 1996 compared to the same period in 1995 due to higher earnings and a slightly higher effective tax rate in 1996.


Twenty-six weeks ended April 27, 1996, compared to twenty-six weeks ended April 29, 1995

     Net earnings were $3,750,000 in the first half of 1996, compared to $3,021,000 in 1995, an increase of 24.1%. Earnings per share reached $.38 in 1996, compared to $.31 in 1995, a 22.6% increase.

     Net sales for the first half of 1996 were $51.3 million, an increase of 28.3% over net sales of $39.9 million recorded for the same period in 1995. Net sales increased primarily due to increased sales from the Company's National Accounts program and due to the acquisition of Decor Concepts during 1995. Net sales, excluding sales resulting from this acquisition, were approximately $46.5 million for the six months ended April 27, 1996.

     Cost of sales was $34.9 million for the first half of 1996, an increase of 31.2% from $26.6 million in the first half of 1995. The overall increase is primarily related to the increased sales volume. Gross margin increased to $16.3 million for the first half of 1996, a 22.5% increase from $13.3 million in the same period of 1995. Gross margin as a percentage of net sales decreased to 31.9% in 1996 from 33.4% in 1995. The lower gross margin percentage during the first half of 1996 was due primarily to product mix and inefficiencies at the facilities acquired in the Decor Concepts purchase.

     Selling, general and administrative expenses were $10.4 million in the first half of 1996, compared to $8.6 million in 1995, a 20.8% increase. The overall increase is primarily related to increased sales and marketing programs, including salaries, travel expense and commissions. Selling, general and administrative expenses as a percentage of net sales decreased to 20.2% for the first half of 1996 as compared to 21.5% for the same period of 1995, due to efficiencies from higher sales volume.

     Net interest income was $49,000 for the first half of 1996, versus $74,000 for the comparable period in 1995. The decrease in net interest income is primarily due to the reduction of available funds invested in interest-bearing securities due to the acquisitions of Decor Concepts during late 1995 and the Tijuana facility in 1996.

     Income tax expense was $2,298,000 for the first half of 1996, a 27.9% increase compared to $1,797,000 for the same period in 1995. Income tax expense increased in 1996 due to higher earnings and a slightly higher effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at April 27, 1996, was $30.6 million and its ratio of current assets to current liabilities was 3.7 to 1.0, compared to $29.9 million and 3.3 to 1.0 at October 28, 1995.

     During the first half of 1996, the Company acquired 67,000 shares of its common stock for a total cost of approximately $850,000. The Company is authorized to purchase up to 275,000 shares of its common stock under a stock repurchase plan approved by the Board of Directors.

     The Company has a $2 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.75 percent and expires on July 1, 1997. As of April 27, 1996, there were no amounts outstanding under the revolving line of credit.

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

PART II - OTHER INFORMATION
          -----------------

Item 1. -   Legal Proceedings
            -----------------

            The Company is a defendant in a lawsuit filed on May 8, 1996, in the United States District Court for the Northern District of California that alleges certain business tort claims including trade dress and copyright infringement, antitrust violation and unfair business practices by the Company concerning new products that the Company introduced for the lodging industry. The complaint seeks actual damages in excess of $1.0 million and unspecified punitive and other damages. The Company's management believes the suit is without merit and intends to vigorously defend its position. While the final outcome of the lawsuit cannot be determined, the Company believes that it will not have a material adverse effect on the Company's results of operations or its financial position.

            There are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

Item 2. -   Changes in Securities
            ---------------------

            None.

Item 3. -   Defaults Upon Senior Securities
            -------------------------------

            None.

Item 4. -   Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            The Company held its Annual Meeting of Stockholders on March 16, 1996, for the purpose of electing a board of nine Directors in three classes, to vote on an amendment to the Company's Certificate of Incorporation that would classify the Board of Directors into three separate classes, and to vote on an amendment to the Company's Non-Employee Director Stock Option Plan that would permit the exercise of stock options previously granted, in full, in the event of a Director's retirement, death or disability. The number of votes in favor, votes withheld and votes abstained for each nominee for Director, and the number of votes for, against and abstained for the proposals to amend the Company's Certificate of Incorporation and to amend the Company's Non-Employee Director Stock Option Plan are as follows:

            Nominee                                      Votes For       Votes Withheld     Votes Abstained
            -------                                      ---------       --------------     ---------------

            Class A
            -------
            James L. Hoagland                            8,607,240              8,896           48,465
            Lee M. Liberman                              8,607,019              9,117           48,465
            Alan Peters                                  8,390,430            225,706           48,465

            Class B
            -------
            Raynor E. Baldwin                            8,604,668             11,468           48,465
            Darryl Rosser                                8,608,780              7,356           48,465
            James Schneider                              8,608,560              7,576           48,465

            Class C
            --------
            Donald P. Gallop                             8,392,410            223,726           48,465
            Franklin A. Jacobs                           8,608,670              7,466           48,465
            S. Lee Kling                                 8,606,524              9,612           48,465

                                                         Votes For       Votes Against      Votes Abstained
                                                         ---------       -------------      ---------------

            Amendment to the Company's
            Certificate of Incorporation                 7,106,174          1,536,044           22,383

            Amendment to the Company's
            Non-Employee Director
            Stock Option Plan                            8,434,390            178,035           52,176

Item 5. -   Other Information
            -----------------

            None.

Item 6. -   Exhibits and Reports on Form 8-K
            --------------------------------

            (a)  For exhibits, see Exhibit Index on page 11.

            (b) No current reports on Form 8-K have been filed during the thirteen weeks ended April 27, 1996.

                                  SIGNATURES
                                  ----------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FALCON PRODUCTS, INC.
                                                 --------------------------
                                                 (Registrant)




Date:  June 10, 1996                             /s/ Franklin A. Jacobs
                                                 --------------------------
                                                 Franklin A. Jacobs
                                                 Chief  Executive Officer
                                                 and Chairman of the Board






Date:  June 10, 1996                             /s/ Michael J. Dreller
                                                 --------------------------
                                                 Michael J. Dreller
                                                 Vice President and
                                                 Chief Financial Officer

                                EXHIBIT  INDEX
                                --------------

Exhibit
Number                   Description
- ------                   -----------

3.1                      Restated Certificate of Incorporation,
                         filed herewith.


3.2                      Restated Bylaws, filed herewith.

10.26                    Amendment to Non-Employee
                         Director Stock Option Plan, filed herewith.

11                       Computation of Earnings
                         Per Share, filed herewith.


