Form 10-Q
period 1996-07-27
FALCON PRODUCTS INC /DE/
filed 1996-09-09
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.    YES      X       NO
                                                -------         -----

As of September 3, 1996, the registrant had 9,607,692 shares of common stock, $.02 par value, outstanding.

PART  I -  FINANCIAL INFORMATION
          ----------------------
Item 1. - Financial Statements
         ---------------------

                                           Falcon Products, Inc. and Subsidiaries
                                           --------------------------------------
                                                 Consolidated Balance Sheets
                                                 ---------------------------
                                                        (Unaudited)


                                                                                July  27,     October 28,
                                                                                  1996            1995
                                                                               -----------   -------------

Assets
- ------

Current assets:
   Cash and cash equivalents                                                   $ 4,721,688    $ 6,969,786
   Accounts receivable, less allowances
         of $378,000 and $369,000, respectively                                 14,966,708     17,438,415
   Inventories                                                                  20,784,001     16,705,744
   Prepaid expenses and other current assets                                     2,267,275      1,966,988
                                                                               -----------    -----------
                    Total current assets                                        42,739,672     43,080,933
                                                                               -----------    -----------
Property, plant and equipment:
   Land                                                                          2,841,625      2,841,625
   Buildings and improvements                                                   13,350,669     11,871,150
   Machinery and equipment                                                      23,950,664     21,276,524
                                                                               -----------    -----------
                                                                                40,142,958     35,989,299
   Less accumulated depreciation                                                15,747,698     13,802,033
                                                                               -----------    -----------
                    Total property, plant and equipment                         24,395,260     22,187,266
                                                                               -----------    -----------
Other assets, net of accumulated amortization:
   Excess of cost over fair value of net assets acquired                         7,222,480      6,858,152
   Other                                                                         3,099,200      2,757,863
                                                                               -----------    -----------
                    Total other assets                                          10,321,680      9,616,015
                                                                               -----------    -----------

                                                                               $77,456,612    $74,884,214
                                                                               ===========    ===========

Liabilities and Stockholders' Equity
- ------------------------------------

Current liabilities:
   Accounts payable                                                            $ 6,942,725    $ 7,158,284
   Accrued liabilities                                                           4,051,646      5,031,264
   Current maturities of long-term debt                                            596,549        963,976
                                                                               -----------    -----------
                    Total current liabilities                                   11,590,920     13,153,524
Long-term obligations:
   Long-term debt                                                                  646,195        925,375
   Pension liability                                                               303,445        303,445
   Deferred income taxes                                                         1,185,722      1,185,722
   Minority interest in consolidated subsidiary                                    972,483      1,009,502
                                                                               -----------    -----------
                    Total liabilities                                           14,698,765     16,577,568
                                                                               -----------    -----------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
       9,673,827 and 9,539,737 shares issued, respectively                         193,477        190,795
   Additional paid-in capital                                                   43,317,741     42,760,776
   Deferred compensation plan                                                      (47,180)       (70,769)
   Treasury stock, at cost (63,967 and 11,000 shares, respectively)               (926,796)      (135,000)
   Cumulative translation adjustments                                              273,383        182,119
   Retained earnings                                                            19,947,222     15,378,725
                                                                               -----------    -----------
         Total stockholders' equity                                             62,757,847     58,306,646
                                                                               -----------    -----------
                                                                               $77,456,612    $74,884,214
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


                                          Thirteen                 Thirteen                Thirty-Nine              Thirty-Nine
                                        Weeks Ended              Weeks Ended               Weeks Ended              Weeks Ended
                                       July 27, 1996            July 29, 1995             July 27, 1996            July 29, 1995
                                       -------------            -------------             -------------            -------------

Net sales                                $27,587,381             $23,376,827               $78,852,285             $63,326,317
Cost of sales                             19,107,550              15,429,499                54,038,997              42,047,685
                                         -----------             -----------               -----------             -----------
Gross margin                               8,479,831               7,947,328                24,813,288              21,278,632
Selling, general and
   administrative
   expenses                                5,227,046               4,918,519                15,581,455              13,490,816
                                         -----------             -----------               -----------             -----------
Operating profit                           3,252,785               3,028,809                 9,231,833               7,787,816
Interest income, net                          28,618                  45,663                    77,735                 119,780
Minority interest in
   consolidated
   subsidiary                                 17,104                  (6,886)                   37,019                 (22,013)
                                         -----------             -----------               -----------             -----------

Earnings before
   income taxes                            3,298,507               3,067,586                 9,346,587               7,885,583
Income tax expense                         1,253,400               1,150,500                 3,551,500               2,947,160
                                         -----------             -----------               -----------             -----------

Net earnings                             $ 2,045,107             $ 1,917,086               $ 5,795,087             $ 4,938,423
                                         ===========             ===========               ===========             ===========

Earnings per share<F*>                          $.21                    $.20                      $.59                    $.51
                                                ====                    ====                      ====                    ====


<F*>Per share data has been adjusted to reflect the effects of the December 13, 1995, 10% stock dividend.


See accompanying notes to consolidated financial statements.

                                            Falcon Products, Inc. and Subsidiaries
                                            --------------------------------------

                                      Consolidated Statements of Stockholders' Equity
                                      -----------------------------------------------
                                 Thirty-Nine Weeks Ended July 27, 1996, and July 29, 1995
                                 --------------------------------------------------------
                                                       (Unaudited)

                                                                 Deferred
                                                Additional       Compen-                  Cumulative                    Total
                                    Common       Paid-in         sation       Treasury   Translation     Retained    Stockholders'
                                    Stock        Capital          Plan         Stock     Adjustments     Earnings       Equity
                                    -----        -------          ----         -----     -----------     --------       ------

Balance, October 29, 1994         $171,455    $30,510,061      $     --         $   --     $(38,621)    $19,912,649   $50,555,544

   Net earnings                         --             --            --             --           --       4,938,423     4,938,423
   Exercise of stock options           873         58,671            --             --           --              --        59,544
   Issuance of stock to Employee
       Stock Purchase Plan             663        397,973            --             --           --              --       398,636
   Compensation expense under
       restricted stock
       and option plans                 --         15,579        10,593             --           --              --        26,172
   Issuance of restricted stock        150         89,225       (89,225)            --           --              --           150
   Translation adjustments              --             --            --             --       45,521              --        45,521
   Cash dividends                       --             --            --             --           --        (517,397)     (517,397)
                                  --------    -----------      --------         ------     --------     -----------   -----------

Balance, July 29, 1995             $173,141   $31,071,509      $(78,632)        $   --     $  6,900     $24,333,675   $55,506,593
                                   ========   ===========      ========         ======     ========     ===========   ===========


Balance, October 28, 1995          $190,795   $42,760,776      $(70,769)     $(135,000)    $182,119     $15,378,725   $58,306,646

   Net earnings                          --            --            --             --           --       5,795,087     5,795,087
   Exercise of stock options          2,501       357,819            --        742,501           --        (507,198)      595,623
   Issuance of stock to Employee
       Stock Purchase Plan              181       193,638            --        332,207           --              --       526,026
   Compensation expense under
       restricted stock and
       option plans                      --         5,508        23,589             --           --              --        29,097
   Translation adjustments               --            --            --             --       91,264              --        91,264
   Cash dividends                        --            --            --             --           --        (719,392)     (719,392)
   Treasury stock purchases              --            --            --     (1,866,504)          --              --    (1,866,504)
                                   --------   -----------      --------     ----------     --------     -----------   -----------

Balance, July  27, 1996            $193,477   $43,317,741      $(47,180)     $(926,796)    $273,383     $19,947,222   $62,757,847
                                   ========   ===========      ========      =========     ========     ===========   ===========



See accompanying notes to consolidated financial statements.

                                      Falcon Products, Inc. and Subsidiaries
                                      --------------------------------------
                                       Consolidated Statements of Cash Flows
                                       -------------------------------------
                                                (Unaudited)
                                                                               Thirty-Nine     Thirty-Nine
                                                                               Weeks Ended     Weeks Ended
                                                                              July 27, 1996   July 29, 1995
                                                                              -------------   -------------

Cash flows from operating activities:
   Net earnings                                                                $ 5,795,087    $ 4,938,423
                                                                               -----------    -----------
   Adjustments to reconcile net earnings
       to net cash provided by operating activities
           Depreciation                                                          2,058,701      1,487,910

           Amortization of other assets                                            860,743        909,429

           Translation adjustments                                                  91,264         45,521
               Compensation expense under non-qualified stock options                5,508         15,579
               Minority interest in consolidated subsidiary                        (37,019)        22,013
           Amortization of restricted stock awards                                  23,589         10,593

           Change in assets and liabilities:
               Decrease (increase) in:
                   Accounts receivable, net                                      2,552,451      1,156,919
                       Inventories                                              (3,841,098)    (2,238,632)
                       Prepaid expenses and other current assets                  (296,779)        45,469

                   Other assets, net                                              (995,459)    (1,095,984)
                   Increase (decrease) in:
                   Accounts payable                                                161,170       (358,553)
                       Accrued liabilities                                      (1,429,618)    (1,617,378)
                                                                               -----------    -----------
                       Total adjustments                                          (846,547)    (1,617,114)
                                                                               -----------    -----------

                       Net cash provided by operating activities                 4,948,540      3,321,309
                                                                               -----------    -----------

Cash flows from investing activities:
   Cost of businesses acquired                                                  (1,117,788)            --
       Additions to property, plant and equipment, net                          (3,817,996)    (3,331,343)
                                                                               -----------    -----------
                           Net cash used in investing activities                (4,935,784)    (3,331,343)
                                                                               -----------    -----------

Cash flows from financing activities:
   Borrowings (repayment) of long-term debt, net                                  (796,607)       233,387
   Common stock issuances                                                        1,121,649        458,330
           Cash dividends                                                         (719,392)      (517,397)
   Treasury stock purchases                                                     (1,866,504)            --
                                                                               -----------    -----------
                       Net cash provided by (used in)
                       financing activities                                     (2,260,854)       174,320
                                                                               -----------    -----------
Net increase (decrease) in cash and cash equivalents                            (2,248,098)       164,286

Cash and cash equivalents-beginning of period                                    6,969,786      7,312,189
                                                                               -----------    -----------

Cash and cash equivalents-end of period                                        $ 4,721,688    $ 7,476,475
                                                                               ===========    ===========

Supplemental Cash Flow Information:
   Cash paid for interest                                                      $   121,175    $   133,388
                                                                               ===========    ===========

   Cash paid for income taxes                                                  $ 2,609,230    $ 3,798,902
                                                                               ===========    ===========

See accompanying notes to consolidated financial statements.

                     Falcon Products, Inc. and Subsidiaries
                     --------------------------------------
                   Notes to Consolidated Financial Statements
                   ------------------------------------------
                      Thirty-Nine Weeks Ended July 27, 1996
                      -------------------------------------

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

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

Results of Operations

General

   The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                                    Thirteen  Weeks  Ended        Thirty-Nine Weeks Ended
                                                                    ----------------------        -----------------------
                                                                    07/27/96      07/29/95        07/27/96       07/29/95
                                                                    --------      --------        --------       --------
Net sales                                                             100.0%         100.0%         100.0%         100.0%
Cost of sales                                                          69.3           66.0           68.5           66.4
Gross margin                                                           30.7           34.0           31.5           33.6
Selling, general and administrative expenses                           18.9           21.0           19.8           21.3
Operating profit                                                       11.8           13.0           11.7           12.3
Interest income, net                                                     .1             .1             .1             .2
Minority interest in consolidated subsidiary                             .1             --             .1             --
Earnings before income taxes                                           12.0           13.1           11.9           12.5
Income tax expense                                                      4.6            4.9            4.5            4.7
Net earnings                                                            7.4            8.2            7.4            7.8

Thirteen weeks ended July 27, 1996, compared to the thirteen weeks ended July 29, 1995


   Net earnings were $2,045,000 in the third quarter of 1996, compared to $1,917,000 in 1995, an increase of 6.7%. Earnings per share were $.21 in 1996, compared to $.20 in 1995, a 5.0% increase.

   Net sales for the third quarter of 1996 were $27.6 million, an increase of 18.0% over 1995 third quarter net sales of $23.4 million. This increase primarily resulted from strong sales performance from the Company's core
markets and incremental sales from the acquisition of Decor Concepts.    The
Company estimates that its net sales for the quarter, excluding sales resulting from the acquisition of Decor Concepts, were approximately $25.1 million.

   Cost of sales was $19.1 million for the 1996 third quarter, an increase of 23.8% from $15.4 million in the third quarter of 1995. The overall increase is a result of the increased sales volume. Gross margin increased to $8.5 million for the third quarter of 1996, a 6.7% increase from $7.9 million in the same quarter of 1995. Gross margin as a percentage of net sales decreased to 30.7% in 1996 from 34.0% in 1995. The lower gross margin percentage during the third quarter of 1996 was due primarily to product mix and certain production inefficiencies at the facilities acquired by the Company in the Decor Concepts purchase. Additionally, gross margin was negatively impacted during the quarter because production was interrupted as the Company completed its move of substantially all of its California operations to a new 180,000 square foot building.

   Selling, general and administrative expenses were $5.2 million in the third quarter of 1996, compared to $4.9 million in the third quarter of 1995, a 6.3% increase. The increase is primarily related to increased sales and marketing programs, including salaries, travel expenses and commissions. Selling, general and administrative expenses as a percentage of net sales, decreased to 18.9% for the third quarter of 1996 as compared to 21.0% for the same period of 1995. The decrease in the expense rate in 1996 is primarily the result of efficiencies from the higher sales volume and the impact of the Company's cost reduction measures.

   Net interest income was $29,000 for the third quarter of 1996, versus $46,000 for the comparable period in 1995. The decrease in net interest income is primarily due to the reduction of available funds invested in interest-bearing securities due to the acquisitions of Decor Concepts in late 1995 and the Tijuana facility in 1996.

   Income tax expense increased by $103,000, or 8.9%, in the third quarter of 1996 compared to the same period in 1995 due to higher earnings and a slightly higher effective tax rate in 1996.



Thirty-nine weeks ended July 27, 1996, compared to thirty-nine weeks ended July 29, 1995


   Net earnings were $5,795,000 in the first three quarters of 1996, compared to $4,938,000 in 1995, an increase of 17.3%. Earnings per share reached $.59 in 1996, compared to $.51 in 1995, a 15.7% increase.

   Net sales for the first three quarters of 1996 were $78.9 million, an increase of 24.5% over net sales of $63.3 million recorded for the same period in 1995. Net sales increased primarily due to increased sales from the Company's National Accounts program and due to the acquisition of Decor Concepts during 1995. The Company estimates that its net sales, excluding sales resulting from this acquisition, were approximately $71.6 million for the nine months ended July 27, 1996.

   Cost of sales was $54.0 million for the first three quarters of 1996, an increase of 28.5% from $42.0 million in the first three quarters of 1995. The overall increase is primarily related to the increased sales volume. Gross margin increased to $24.8 million for the first three quarters of 1996, a 16.6% increase from $21.3 million in the same period of 1995. Gross margin as a percentage of net sales decreased to 31.5% in 1996 from 33.6% in 1995. The lower gross margin percentage during the first three quarters of 1996 was due primarily to product mix and inefficiencies at the facilities acquired in the Decor Concepts purchase. Additionally, production was interrupted during the third quarter of 1996, as the Company moved its California operations to a new production facility.

   Selling, general and administrative expenses were $15.6 million in the first three quarters of 1996, compared to $13.5 million in 1995, a 15.5% increase. The overall increase is primarily related to increased sales and marketing programs, including salaries, travel expense and commissions. Selling, general and administrative expenses as a percentage of net sales decreased to 19.8% for the first three quarters of 1996 as compared to 21.3% for the same period of 1995, due to efficiencies from higher sales volume.

   Net interest income was $78,000 for the first three quarters of 1996, versus $120,000 for the comparable period in 1995. The decrease in net interest income is primarily due to the reduction of available funds invested in interest-bearing securities due to the acquisitions of Decor Concepts during late 1995 and the Tijuana facility in 1996.

   Income tax expense increased by $604,000 for the first three quarters of 1996, a 20.5% increase over the same period in 1995. Income tax expense increased in 1996 due to higher earnings and a slightly higher effective tax rate.


Liquidity and Capital Resources


   The Company's working capital at July 27, 1996, was $31.1 million and its ratio of current assets to current liabilities was 3.7 to 1.0, compared to $29.9 million and 3.3 to 1.0 at October 28, 1995.

   During the thirty-nine weeks ended July 27, 1996, the Company acquired approximately 140,000 shares of its common stock for a total cost of approximately $1,867,000. The Company is authorized to purchase up to 275,000 shares of its common stock under a stock repurchase plan approved by the Board of Directors.

   The Company has a $2.0 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears annual interest at LIBOR plus 1.25% and expires on July 1, 1999. As of July 27, 1996, there were no amounts outstanding under the revolving line of credit.

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

Item 2. -   Changes in Securities
            ---------------------
            None.

Item 3. -   Defaults Upon Senior Securities
            -------------------------------
            None.

Item 4. -   Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------
            None.

Item 5. -   Other Information
            -----------------
            None.

Item 6. -   Exhibits and Reports on Form 8-K
            --------------------------------
            (a)  Exhibits

             Exhibit 11 - Computation of Earnings Per Share.

            (b)  Reports on Form 8-K

            None.

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


                                                FALCON PRODUCTS, INC.
                                                ---------------------
                                                (Registrant)




Date:  September 5, 1996                        /s/ Franklin A. Jacobs
                                                --------------------------
                                                Franklin A. Jacobs
                                                Chief  Executive Officer
                                                and Chairman of the Board




Date:  September 5, 1996                        /s/ Michael J. Dreller
                                                --------------------------
                                                Michael J. Dreller
                                                Vice President and
                                                Chief Financial Officer