Form 10-K
period 1996-11-02
FALCON PRODUCTS INC /DE/
filed 1997-01-30
CIK 34339

                     SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           FOR THE FISCAL YEAR ENDED NOVEMBER 2, 1996
                                       OR
[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
           FOR THE TRANSITION PERIOD FROM ----- TO -----
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

                            ------------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.02 PER SHARE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

                            ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to
such filing requirements for the past 90 days:  Yes [X]   No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [ ]

     As of January 21, 1997, the Registrant had 9,689,086 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 21, 1997, was approximately $95.4 million, based upon the closing stock price as reported on the New York Stock Exchange on such date.


                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended November 2, 1996, are incorporated by reference into Parts II and IV of this Report.

     Portions of the Registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders to be held March 18, 1997, are incorporated by reference into
Part III of this Report.

                                  TABLE OF CONTENTS
                                                                                PAGE
                                                                                ----
PART I
------

   ITEM 1.     Business                                                            3
   ITEM 2.     Properties                                                          9
   ITEM 3.     Legal Proceedings                                                  10
   ITEM 4.     Submission of Matters to a Vote of Security Holders                10
   ITEM 4A.    Executive Officers of the Registrant                               10

PART II
-------

   ITEM 5.     Market for the Registrant's Common Equity and
                   Related Stockholder Matters                                    11
   ITEM 6.     Selected Financial Data                                            11
   ITEM 7.     Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                  11
   ITEM 8.     Financial Statements and Supplementary Data                        12
   ITEM 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                            12

PART III
--------

   ITEM 10.    Directors and Executive Officers of the Registrant                 12
   ITEM 11.    Executive and Director Compensation                                12
   ITEM 12.    Security Ownership of Certain Beneficial Owners
                   and Management                                                 12
   ITEM 13.    Certain Relationships and Related Transactions                     12

PART IV
-------

   ITEM 14.    Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                                    13

SIGNATURES                                                                        16
----------

                             FALCON PRODUCTS, INC.

                                   FORM 10-K

      When used herein, the term "Company" refers to the Registrant, Falcon Products, Inc. and its subsidiaries.

      This Report on Form 10-K contains certain forward-looking statements within the meaning of the federal securities laws which, while reflective of management's beliefs or expectations, involve certain risks and uncertainties, many of which are beyond the control of the Company. Accordingly, the Company's actual results and the timing of certain events could differ materially from those discussed herein.


                                     PART I
ITEM 1.  BUSINESS.

GENERAL

      The Company designs, manufactures and markets an extensive line of furniture and related products for the foodservice, office, hospitality, healthcare and retail markets, including table bases, table tops, metal and wood chairs, booths, interior decor systems and wire shelving. The Company manufactures most of its products to customer order from basic raw materials. The Company markets its products to a wide variety of customers, including wholesale distributors, buying groups, architectural design firms, office furniture dealers and end users, through a combination of its own direct factory sales force and independent manufacturer's representatives.

PRODUCTS

      Furniture Products.  The Company's principal products consist of table
bases, table tops, wood and metal chairs and booths.   The Company's table
bases are produced in a variety of sizes, styles and finishes and are utilized by restaurants, hotels, offices, cafeterias, hospitals, airports, universities, country clubs and other commercial locations where food is served. Thirty-three styles of table bases are finished to order in one of the Company's 59 standard catalog powder coat paint finishes or seven designer plated finishes and also may be painted to match a customer's custom finish requirements. Table bases either may be combined with table tops produced by the Company to create complete tables for sale to customers or may be used by a customer in connection with other table tops. The Company also has a number of original equipment manufacturer customers who purchase its table bases for use with their own table tops.

      Table tops are manufactured by the Company in a number of standard sizes and shapes and in a variety of finishes, including wood veneers, fiberglass, high-pressure laminate patterns and solid wood. Edge treatments for the table tops are available in vinyl, laminate, wood or metal. Wood edges are machined to one of 30 standard catalog edge treatments on machinery especially designed for the production of custom contract quality products. Wood edge, veneer and butcher block tops are stained with one of the Company's 79 standard color finishes and sealed and sprayed with a durable catalyzed top coat. The Company also has the capability of manufacturing custom table tops in a wide variety of customer-specified sizes, shapes and finishes. Table tops are typically sold with a base produced by the Company but may be purchased separately.

      The Company produces wood chairs in many styles from a variety of wood types and in many standard upholstery fabric and vinyl coverings. The majority of these chairs are assembled from machined parts purchased in Europe. For upholstered products, the customer may select one of the Company's 77 standard catalog vinyls or 369 contract-quality fabrics or may specify or supply its choice of materials. Wood chairs are finished with one of the Company's 37 standard colors or the customer may specify or supply its choice of finish material. A durable seal coat and top coat finish are also applied to all wood chairs.

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

      Booths manufactured by the Company are available in 37 standard catalog styles and numerous customer-specified styles, some of which are suitable for outdoor applications. Booths can be manufactured in wood, metal or fiberglass and may be upholstered in one of the Company's standard catalog vinyls or fabrics or in customer-designated or supplied coverings. Exposed wood is color matched to customer specifications and top coated with the same durable catalyzed finish used on the Company's table tops and other wood products.

      The combination of the Company's broad line of furniture products and its vertical manufacturing capabilities enable it to offer a complete commercial interior decor package to its customers with significant design flexibility and short lead times. The Company integrates certain of its products into complete interior decor systems, which include all furniture, booths, walls, wood trim and casegoods components. These turnkey decor packages include casegood components such as counters, bars, divider walls, planter units, salad bars and stands produced in a variety of high-pressure laminates which are manufactured by the Company, delivered to the customer site and installed by employees or Company-trained subcontractors. These packages are suitable for either new foodservice installations or remodeling existing facilities.

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

MARKETING AND DISTRIBUTION

      Domestic Sales of Furniture and Wire Shelving Products. The Company sells its furniture products throughout the United States to a wide variety of customers, including restaurant supply dealers, architectural design firms, office furniture dealers, mass merchandisers, OEM's and chain restaurants. These products are marketed through a combination of 28 direct factory sales representatives employed by the Company and 9 independent manufacturer's representatives organizations. Most sales representatives are assigned to geographical territories. The efforts of these factory and independent sales representatives are directed by the Company's Senior Vice President-Sales, Vice President-Office and Hospitality, Vice President-Sales, the hospitality sales manager and the Company's three regional sales managers.

      The Company's William Hodges division sells its product to the foodservice, healthcare and material handling markets throughout the United States through 44 independent manufacturer's representatives organizations which are directed by the Company's Vice President-Hodges and two regional sales managers.

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

      The Company's marketing programs assist its representatives in various ways. The Company (i) conducts extensive training programs to better educate its sales representatives with respect to the design, manufacture, variety and decor applications of the Company's products, (ii) provides restaurant supply and office furniture dealers, mass merchandisers, architectural designers, OEM's and other customers with catalog materials, samples and brochures, (iii) maintains a 37-person customer service department that ensures that the Company promptly responds to the needs and orders of its customers, (iv) exhibits its products at national and regional furniture shows and leases a showroom in the Merchandise Mart in Chicago, (v) maintains regular contact with key customers, and (vi) conducts ongoing surveys to determine customer satisfaction.

      Flight. The Company's office and other furniture products are also marketed through the Company's "Flight" network of approximately 290 independent office furniture dealers and 210 secondary dealers. Flight dealers distribute the Company's furniture products to a wide variety of commercial users and office furniture retailers and provide the Company with access to incremental sales opportunities. The Flight network is designed to both distribute the Company's office furniture products and cross-sell its foodservice furniture products. The Company utilizes its direct factory sales force and independent sales representatives, under the supervision of the Company's Vice President - Office and Hospitality, to call upon existing and prospective Flight dealers.

      International Sales. The Company's products are marketed throughout Europe through an exclusive distribution agreement with an European distributor. The Company acquired Falcon Mimon, a.s., a furniture manufacturer located in Mimon, Czech Republic ("Falcon Mimon") in September 1994. Management believes that the manufacturing capabilities of Falcon Mimon will complement the distribution network and will position the Company to take advantage of opportunities in Europe.

      Distribution of the Company's products in Asia and the Pacific Rim is achieved through exclusive distribution arrangements in Japan, Hong Kong, and South Korea. The Company plans to augment its existing distribution agreements during 1997 with additional distribution arrangements in other countries in the Pacific Rim. The Company's international sales efforts are supported by three dedicated customer service personnel. During 1996, 1995 and 1994, foreign operations and export sales were $10.9, $9.7 million, and $4.8 million, respectively. Of these amounts, $3.8 million and $4.0 million of sales in 1996 and 1995, respectively, were made directly from the Company's Mimon location.

      National Accounts. The Company's National Accounts program targets the major restaurant chains in the United States. The Company's National Accounts sales force consists of 12 employee sales representatives and 13 independent sales representatives that are directed by the Company's Vice President-National Accounts and two regional sales managers. The Company believes that its vertically integrated manufacturing capabilities allow it to better serve these customers than most of its competitors and that its design, installation and service capability are particularly suited for many of these customers. The National Accounts sales force develops original design concepts, including seating layouts and product specifications for each customer based on the customer's requirements. The Company's National Accounts sales force is supported by 18 customer service representatives, 25 quotation and design services personnel and eight product engineers, located at the Company's Newport, Tennessee and City of Industry, California manufacturing facilities.

PRODUCT DESIGN AND DEVELOPMENT

      The Company's design and engineering group consists of three designers and seven engineers. The designers work primarily with sales and marketing personnel in support of the Company's complete decor systems for its National Accounts program. The Company's engineering staff utilizes the Company's computer aided design system to provide layout and configuration advice to customers who are integrating the Company's furniture products into their facilities and to design casegoods and other components. The design and engineering group also assists the Company's product design engineers in the development of new products.

      The Company's Product Development team, which is comprised of sales, marketing, purchasing, engineering and financial personnel, strives to produce customer satisfaction and competitively priced products by constantly improving the Company's product lines. The Product Development team has a formalized charter and a plan that not only will account for new product introductions, but has identified market trends and includes product development to accommodate those trends. The Company has three full-time product design engineers who report to the Product Development team and are responsible for the design of new product introductions. Product designs are also purchased from time to time from outside sources to supplement the Company's internal design capabilities.

MANUFACTURING

      The Company's manufacturing facility in Newport, Tennessee, produces table bases, table tops, millwork, casegoods and booths. Table bases are produced from iron castings and from wood. Cast iron table bases are sent to the Newport facility in truck load quantities from the Company's gray iron foundry in Juarez, Mexico, and are finished to meet customer requirements. Table tops, which may be combined with the Company's table bases to produce a complete table, are produced from solid wood or particle board core with a laminate or wood veneer surface, receive various edge treatments and finishes, and are sealed and sprayed with a durable top coat. Millwork and casegoods, which are produced primarily to support the National Accounts program, are manufactured at the Newport facility from lumber that is purchased in truck load quantities, dry-kilned and rough-planed. The lumber is then planed to a finish dimension, cut to the appropriate length and width and profiled with special edge treatments. The product is then assembled to engineering specifications and finished with a durable catalyzed finish. Booths are produced from rough lumber that is cut and prepared in a millroom at the facility, covered or color-matched to customer specifications and top coated with the same durable catalyzed finish used on the Company's table tops and other wood products.

      The Company's facility in Lewisville, Arkansas, produces wood chairs. Approximately 20% of the facility's wood chairs are produced entirely in house, with the balance assembled from machined parts imported from Falcon Mimon or other European suppliers. The Company purchases these parts in container loads and then assembles and finishes the chairs to customer order. To provide consistency and speed to the finishing process, a conveyorized paint line is utilized with spray booths and drying ovens positioned to allow proper flash off and curing times between finishing steps.

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

      The Company's facility in Belding, Michigan, acquired as part of the acquisition of the assets of Charlotte Company, Inc., produces metal, wood and upholstered chairs and tables, which are principally marketed into the office environment and upscale dining areas. The facility's high quality woodworking, wood finishing and upholstery operations combine to produce fully finished furniture to customer specifications.

      The Company's facility in City of Industry, California, acquired as part of the acquisition of the assets of Decor Concepts, produces fiberglass booths, table tops, millwork and casegoods, metal chairs, wood chairs and fully upholstered seating; finishes raw table bases received from the Company's Juarez facility; and upholsters finished wood chair frames received from the Company's Tijuana facility. In addition to manufacturing these additional products, this facility also serves as a central distribution center for products manufactured at other Falcon locations destined for the western United States.

      The Company's facility in Anaheim, California, produces wood chairs and fully upholstered seating suited for guest rooms, public areas and dining areas of hotels, resorts and country clubs. These products are manufactured from rough lumber that is planed to a finish dimension, cut to the appropriate dimensions and profiled to meet engineering specifications. The chair frames are then finished and upholstered to customer order.

      The Company's facility in Tijuana, Mexico, manufactures casegoods and wood chairs that are primarily suited for the lodging and hospitality markets. Most of the chair frames manufactured and finished in this factory are shipped to the City of Industry plant for upholstering or consolidation with other Falcon products before the products are shipped to customers.

      The Company's facility in Juarez, Mexico, produces iron castings which are finished into table bases at other Falcon facilities. Molds for the table bases are produced by packing sand around an aluminum match plate.
Many of the raw materials used at the facility are readily available in the Juarez area. The bases are finished and painted with a powder coat paint in Juarez prior to shipment or if the bases are to be chrome plated, they are polished in Juarez prior to shipment to other Falcon factories. A small portion of this facility's production is shipped, generally in truck-load quantities, directly to the Company's customers. The Company's foundry utilizes an emission-free electric furnace and has a melting capacity of 110,000 pounds per day.

      The Company's facility in Mimon, Czech Republic, produces wood chairs and wood chair parts for export and sale within the Czech Republic. Approximately 30% of this facility's production is for chair parts shipped to the Company's facility in Lewisville, Arkansas, for assembly and final finishing. This facility also exports finished chairs and chair parts to customers in Europe, the Pacific Rim and North America. This facility has wood drying, machining and bending capabilities to produce chair frames from raw lumber and finishing and upholstery capabilities to complete fully finished chairs to customer specifications.

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

RAW MATERIALS

      The Company manufactures most of its products to customer order from basic raw materials. The Company utilizes a variety of raw materials in the manufacture of its products, including rough lumber, laminates, particle board, metal tubing, steel wire, scrap iron and various plastic components, all of which the Company believes are in abundant supply and available from a variety of sources. The Company has no long-term supply contracts with any of its suppliers and it has experienced no significant problems in obtaining raw materials for its operations.

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

BACKLOG

      As of November 2, 1996, the Company's backlog of orders for its products believed to be firm was approximately $17.7 million, as compared to $10.5 million at October 28, 1995. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

COMPETITION

      The foodservice, office furniture and hospitality segments of the furniture industry are fragmented and highly competitive with respect to each of the products manufactured by the Company. The Company believes its competitive strengths are its vertically integrated manufacturing, its emphasis on customer service and support, its reputation for quality and responsiveness to its customers, the one-stop shopping advantage made possible by the wide variety of products offered by the Company and its ability to design, manufacture and install turnkey interior decor systems. The Company competes for sales of each of its products with numerous domestic and foreign manufacturers, many of which have financial and other resources greater than the Company.

EMPLOYEES

      As of December 31, 1996, the Company employed approximately 1,303 persons in its seven domestic operations, 385 in its manufacturing facilities in Mexico, and 272 in its manufacturing facility in Mimon, Czech Republic. Approximately 50 persons were employed in sales, 271 persons in administration and 1,639 in manufacturing.

TRADEMARKS AND PATENTS

      The Company has registered the "FALCON", "CHARLOTTE", "FLIGHT" and "GENESIS" trademarks with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received mechanical patents on certain of its furniture mechanisms and components. The Company believes that while its patents and trademarks have value, it is not dependent upon patents, trademarks, servicemarks or copyrights.

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

ACQUISITIONS

      In October 1996, the Company acquired the assets and assumed certain liabilities of The Chair Source. The Chair Source manufactures wood and upholstered seating in Anaheim, California and distributes these products primarily to the hospitality, lodging and foodservice markets. Falcon purchased the net assets for 241,400, newly issued shares of common stock valued at $3.3 million, subject to working capital level adjustments, plus a total of 75,000 shares of common stock to be issued over a three-year period, subject to certain contingencies.

      In February 1996, the Company acquired substantially all of the assets and assumed certain liabilities of a manufacturing facility located in Tijuana, Mexico. This facility specializes in manufacturing upscale wood and upholstered seating primarily for the lodging and hospitality industries.
The total purchase price for this facility was approximately $500,000 and was funded by the Company with its available cash reserves.

      In September 1995, the Company acquired the interior decor business and related assets, and assumed certain liabilities, relating to that business from Omni Inc. The Company operates this business under the tradename Decor Concepts, which was a tradename used by Omni Inc. for a substantial portion of that business. Decor Concepts is a manufacturer of interior decor products, including seating, tables and casegoods for restaurant chains. The total purchase price for the transaction was approximately $1,540,000. Approximately $1,095,000 of this price was paid at closing with the remainder paid after the final valuation of certain assets was determined. This transaction was funded by the Company with available cash reserves.

      In September 1994, the Company acquired a 67% controlling interest in Falcon Mimon, a furniture manufacturer in the Czech Republic, pursuant to an agreement with the government of the Czech Republic. The total cost to acquire the 67% interest in Falcon Mimon was approximately $2.3 million and was funded from the Company's available cash reserves. Under terms of the purchase agreement, the Company invested an additional $2.5 million in Falcon Mimon during 1995 and 1996 to acquire equipment and make certain plant improvements. This additional investment increased the Company's ownership interest in Falcon Mimon to approximately 84%.

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

ITEM 2.  PROPERTIES.

      The following table provides information with respect to each of the Company's manufacturing facilities:

                             BUILDING AREA
     LOCATION                (SQUARE FEET)            PRODUCTS                  LEASE/OWNERSHIP TERMS
     --------                -------------            --------                  ---------------------
Newport, Tennessee              370,000         Table bases, table tops,        Leases expiring in
                                                millwork, casegoods             December 2001, with
                                                and booths                      two five-year renewals.

Belmont, Mississippi            227,000         Metal chairs                    Own 176,000 square feet
                                                                                in four contiguous
                                                                                buildings; Lease 51,000
                                                                                square feet expiring in
                                                                                November 2003.

Lewisville, Arkansas            159,000         Wood chairs                     Leases expiring in
                                                                                February 1999, with a
                                                                                five-year renewal
                                                                                option.

City of Industry,               177,000         Table bases, table tops,        Lease expiring in April
    California                                  millwork, casegoods and         2006, with three five-
                                                fully upholstered seating       year renewal options.

St. Louis, Missouri             142,000         Wire shelving and metal         Owned
                                                kitchen equipment

Belding, Michigan                89,000         Wood and metal chairs           Owned
                                                and tables

Anaheim, California              46,000         Wood chairs                     Lease expiring in
                                                                                October  2001.

Irwindale, California            34,000         Fiberglass booths               Leases expiring in
                                                                                October 1999.

Mimon, Czech Republic           700,000         Wood chairs                     Owned

Juarez, Mexico                   51,000         Iron castings for table bases   Owned

Tijuana, Mexico                  44,000         Casegoods and wood chairs       Leases expiring in
                                                                                December 1997, with
                                                                                five one-year renewal
                                                                                options.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended November 2, 1996.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT<F*>.

     The Executive Officers of the Company are:

NAME                                    POSITION                                                                        AGE
----                                    --------                                                                        ---
Franklin A. Jacobs    Chairman of the Board since 1971; President from 1957 to May                                       64
                      1981 and again from January 1984 to December 1995.

Darryl C. Rosser      President and Chief Operating Officer since December 1995;                                         45
                      Executive Vice President-Operations since May 1995;
                      Senior Vice President-Operations since December 1993; and
                      Vice President-Operations since January 1988.

Michael J. Dreller    Vice President-Finance and Chief Financial Officer,                                                35
                      Secretary and Treasurer since January 1996; prior to joining the Company, Vice President and Chief Financial Officer of
                      JDI Group, Inc., a distributor of residential furniture.

Richard Hnatek        Senior Vice President-Sales since December 1993;                                                   52
                      Vice President-Sales since November 1986.

Michael J. Kula       Vice President-Operations since July 1996; prior to joining                                        47
                      the Company, Senior Vice President-Operations of The Gunlocke
                      Company, a subsidiary of HON Industries, Inc., a manufacturer of office furniture.

Each officer is elected annually by the Board of Directors.

-----------
<F*> This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of
1934.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

   (a) Principal Market

      On December 6, 1995, the Company's common stock, par value $.02 per share, was listed and began trading on the New York Stock Exchange under the symbol FCP. Prior to that date, the Company's common stock was traded on the NASDAQ National Market.

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

                                                         MARKET PRICE
                                                       ----------------          DIVIDENDS
                                                       HIGH         LOW          PER SHARE
                                                       ----         ---          ---------
Year ended November 2, 1996:
      First Quarter                                   $13.25      $12.05           $.025
      Second Quarter                                   16.63       13.00            .025
      Third Quarter                                    16.75       14.13            .025
      Fourth Quarter                                   15.13       13.13            .025

Year ended October 28, 1995:
      First Quarter                                   $10.75       $9.55            $.02
      Second Quarter                                   11.36       10.23             .02
      Third Quarter                                    13.30       10.68             .02
      Fourth Quarter                                   12.95       11.36             .02

Although the payment of future dividends is in the discretion of the Board of Directors, the Company expects to pay a regular quarterly dividend for the foreseeable future. During the first quarter of 1996, the Company increased its cash dividend to $.025 per share from $.02 per share. The Company again increased its dividend in the first quarter of 1997, raising it to $.035 per share.

   (c) Approximate Number of Holders of Common Stock

      The approximate number of holders of record of the Company's common stock as of January 21, 1997, was 964.

   (d) Recent Sales of Unregistered Securities

      On October 28, 1996, the Company issued 241,400 shares of common stock, and incurred a contingent obligation to issue an additional 75,000 shares of common stock over the next three years (the 241,000 issued shares and the additional 75,000 are hereafter referred to as the "Acquisition Shares") in connection with its acquisition of the assets of The Chair Source from The T.L. Spriggs Corporation. The Company believes that the value of the acquired assets is commensurate with the total value of the Acquisition Shares, which were valued at approximately $4.35 million as of October 28, 1996. The Acquisition Shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

      The selected financial data included on page 28 of the Registrant's Annual Report for the fiscal year ended on November 2, 1996 (the "1996 Annual Report" ) is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The information regarding management's discussion and analysis of financial condition and results of operations included on pages 15 and 16 of the Registrant's 1996 Annual Report is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements and notes included on pages 17 to 26 of the Registrant's 1996 Annual Report, the report of independent auditors on page 27 of the Registrant's 1996 Annual Report and the quarterly financial information included on page 26 of the Registrant's 1996 Annual Report are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 1997 annual meeting of stockholders to be held March 18, 1997 (the "Proxy Statement"), is incorporated herein by reference.

      Information regarding executive officers of the Company is contained in
Part I, Item 4A hereof under the caption "Executive Officers of the Registrant."

      Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 in the Proxy Statement under the caption "COMPLIANCE WITH
SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934" is incorporated herein by reference.

ITEM 11. EXECUTIVE AND DIRECTOR COMPENSATION.

      The information contained under the captions "EXECUTIVE COMPENSATION," "COMPENSATION OF DIRECTORS" and "INFORMATION AS TO STOCK OPTIONS" in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The information contained under the captions "VOTING SECURITIES, PRINCIPAL HOLDERS THEREOF AND CUMULATIVE VOTING RIGHTS" and "SECURITY OWNERSHIP OF MANAGEMENT" in the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      The information contained under the caption "TRANSACTIONS WITH ISSUER AND OTHERS" in the Proxy Statement is incorporated herein by reference.

                                    PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a) 1.  Financial Statements

      The following Consolidated Financial Statements of the Company included in the 1996 Annual Report are incorporated by reference in Part II,
Item 8:

                                                                                                            ANNUAL REPORT
                                                                                                            PAGE REFERENCE
                                                                                                            --------------
   Consolidated Statements of Earnings for the years ended November 2, 1996, October 28, 1995,
   and October 29, 1994                                                                                            17

   Consolidated Balance Sheets as of November 2, 1996, and October 28, 1995                                        18

   Consolidated Statements of Stockholders' Equity for the years ended November 2, 1996,
   October 28, 1995, and October 29, 1994                                                                          19

   Consolidated Statements of Cash Flows for the years ended November 2, 1996,
   October 28, 1995, and October 29, 1994                                                                          20

   Notes to Consolidated Financial Statements                                                                      21

   Report of Independent Public Accountants                                                                        27

   (a) 2.   Financial Statement Schedules

      The following financial statement schedule is included in Item 14 on page 15:

      Schedule II-Valuation and Qualifying Accounts for the years ended November 2, 1996, October 28, 1995, and October 29, 1994


   (a) 3.   Exhibits:

      See Exhibit Index on pages 17 through 19 of this Report.


   b)   Reports on Form 8-K:

      None.

                          REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                          ----------------------------------------


TO FALCON PRODUCTS, INC.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Falcon Products, Inc. 1996 Annual Report to Shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 16, 1996. Our audit was made for the purpose of forming an opinion as those financial statements taken as a whole.
Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                    ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 16, 1996

                                         FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                      FOR THE YEARS ENDED NOVEMBER 2, 1996, OCTOBER 28, 1995, AND OCTOBER 29, 1994

                                                                    ADDITIONS      ACQUISI-
                                                      BALANCE AT   CHARGED TO     TIONS FROM    DEDUCTIONS      BALANCE AT
(In thousands)                                        BEGINNING     COSTS AND      ACQUIRED        FROM           END OF
                                                      OF PERIOD     EXPENSES       COMPANIES     RESERVES         PERIOD
                                                      ---------    ----------     ----------    ----------      ----------
Allowance for doubtful accounts
      and anticipated returns:

      Year ended November 2, 1996                      $ 369         $1,162         $   --      $1,092<FA>         $ 439
                                                       =====         ======         ======      ======             =====

      Year ended October 28, 1995                      $ 503          $ 708         $   --       $ 842<FA>         $ 369
                                                       =====         ======         ======      ======             =====

      Year ended October 29, 1994                      $ 243          $ 618           $ 85       $ 443<FA>         $ 503
                                                       =====         ======         ======      ======             =====









------------

<FA> Accounts charged off less recoveries and returns.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FALCON PRODUCTS, INC.

Date:   January 27, 1997                By     /s/ Franklin A. Jacobs
                                           -------------------------------------
                                                   Franklin A. Jacobs,
                                                  Chairman of the Board
                                               and Chief Executive Officer

Date:   January 27, 1997                By       /s/ Michael J. Dreller
                                           -------------------------------------
                                                     Michael J. Dreller
                                              Vice President, Chief Financial
                                              Officer, Secretary and Treasurer
                                                (Principal Financial Officer
                                              and Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:   January 27, 1997                        /s/ Raynor E. Baldwin
                                      ------------------------------------------
                                                Raynor E. Baldwin, Director


Date:   January 27, 1997                        /s/ Donald P. Gallop
                                      ------------------------------------------
                                                Donald P. Gallop, Director


Date:   January 27, 1997                        /s/ James L. Hoagland
                                      ------------------------------------------
                                                James L. Hoagland, Director


Date:   January 27, 1997                        /s/ Franklin A. Jacobs
                                      ------------------------------------------
                                                Franklin A. Jacobs, Director


Date:   January 27, 1997                        /s/ S. Lee Kling
                                      ------------------------------------------
                                                S. Lee Kling, Director


Date:   January 27, 1997                        /s/ Lee M. Liberman
                                      ------------------------------------------
                                                Lee M. Liberman, Director


Date:   January 27, 1997                        /s/ Alan Peters
                                      ------------------------------------------
                                                Alan Peters, Director


Date:   January 27, 1997                        /s/ Darryl Rosser
                                      ------------------------------------------
                                                Darryl Rosser, Director


Date:   January 27, 1997                        /s/ James Schneider
                                      ------------------------------------------
                                                James Schneider, Director

                                    EXHIBIT INDEX
EXHIBIT
NUMBER                                   DESCRIPTION
-------                                  -----------
 3.1        Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 1996.

 3.2        Restated Bylaws, filed as Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 1996.

 3.3 Amendment to Restated By-Laws, effective January 16, 1997, filed herewith.

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

10.24       Agreement of Purchase and Sale of Assets dated September 26, 1995, by and between
            Falcon Products, Inc. and DPD Manufacturing, Inc., incorporated herein by reference to Exhibit 10.24 to the Company's Annual Report on Form 10-K for the year ended
            October 28, 1995 (the "1995 10-K").

10.25       Agreement of Purchase and Sale of Assets dated September 26, 1995, by and between
            Falcon Products, Inc. and Decor Concepts, Inc., incorporated herein by reference to
            Exhibit 10.25 to the 1995 10-K.

10.26       Amendment to the Non-Employee Director Stock Option Plan, filed as Exhibit 10.26 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 1996.

10.27       Asset Purchase Agreement dated as of October 28, 1996, by and among Falcon Acquisition
            Subsidiary, Inc., the Company and The T. L. Spriggs Corporation, filed herewith.

11          Computation of Net Earnings Per Share, filed herewith.

13          Selected Portions of the Annual Report to Stockholders for the year ended November 2, 1996, filed herewith.

21          Subsidiaries of the Company, filed herewith.

23          Consent of Independent Public Accountants, filed herewith.

27          Financial Data Schedule (filed in EDGAR version only).






----------------

<Fa>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.