Form 10-Q
period 1997-02-01
FALCON PRODUCTS INC /DE/
filed 1997-03-18
CIK 34339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark one)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 1997

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

                              (314) 991-9200
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing
requirements for the past 90 days.   YES   X    NO
                                        -------    ------

As of March 6, 1997, the registrant had 9,702,841 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                      Falcon Products, Inc. and Subsidiaries
                      --------------------------------------
                       Consolidated Statements of Earnings
                       -----------------------------------
                                  (Unaudited)


                                                                    Thirteen Weeks Ended
                                                                -----------------------------
                                                                February 1,       January 27,
(In thousands, except per share data)                              1997              1996
                                                                -----------       -----------
Net sales                                                        $29,056            $25,433

Cost of sales                                                     20,556             17,827
                                                                 -------            -------

   Gross margin                                                    8,500              7,606

Selling, general and administrative expenses                       5,557              5,032
                                                                 -------            -------

   Operating profit                                                2,943              2,574

Interest income, net                                                  32                 27

Minority interest in consolidated subsidiary                          35                 17
                                                                 -------            -------

   Earnings before income taxes                                    3,010              2,618

Income tax expense                                                 1,144                995
                                                                 -------            -------

   Net earnings                                                  $ 1,866            $ 1,623
                                                                 =======            =======

Primary earnings per share                                       $   .19            $   .17
                                                                 =======            =======

See accompanying notes to consolidated financial statements.

                                      Falcon Products, Inc. and Subsidiaries
                                      --------------------------------------
                                          Consolidated Balance Sheets
                                          ---------------------------
                                                  (Unaudited)

                                                                           February 1,       November 2,
(In thousands, except share data)                                             1997              1996
                                                                           -----------       -----------
Assets
------
Current Assets:
   Cash and cash equivalents                                                 $ 3,804           $ 5,714
   Accounts receivable, less allowances
      of $495 and $439, respectively                                          16,052            16,683
   Inventories                                                                23,149            21,725
   Prepaid expenses and other current assets                                   2,342             2,247
                                                                             -------           -------
         Total current assets                                                 45,347            46,369
                                                                             -------           -------
Property, plant and equipment:
   Land                                                                        2,842             2,842
   Buildings and improvements                                                 13,545            13,460
   Machinery and equipment                                                    26,267            25,403
                                                                             -------           -------
                                                                              42,654            41,705
   Less accumulated depreciation                                              17,053            16,323
                                                                             -------           -------
         Total property, plant and equipment                                  25,601            25,382
                                                                             -------           -------
Other assets, net of accumulated amortization:
   Excess of cost over fair value of net assets acquired                       9,615             9,706
   Other                                                                       3,451             3,532
                                                                             -------           -------
         Total other assets                                                   13,066            13,238
                                                                             -------           -------

                                                                             $84,014           $84,989
                                                                             =======           =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                          $ 6,829           $ 7,565
   Accrued liabilities                                                         4,536             4,540
   Current maturities of long-term debt                                          910               957
                                                                             -------           -------
         Total current liabilities                                            12,275            13,062
Long-term obligations:
   Long-term debt                                                                433               448
   Pension liability                                                             239               239
   Deferred income taxes                                                       1,843             1,843
   Minority interest in consolidated subsidiary                                  886               921
                                                                             -------           -------
         Total liabilities                                                    15,676            16,513
                                                                             -------           -------

Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
       9,915,117 shares issued                                                   198               198
   Additional paid-in capital                                                 47,262            47,260
   Treasury stock, at cost (220,486 and 109,516 shares, respectively)         (3,170)           (1,529)
   Cumulative translation adjustments                                            282               274
   Retained earnings                                                          23,766            22,273
                                                                             -------           -------
         Total stockholders' equity                                           68,338            68,476
                                                                             -------           -------

                                                                             $84,014           $84,989
                                                                             =======           =======

See accompanying notes to consolidated financial statements.

                                      Falcon Products, Inc. and Subsidiaries
                                      --------------------------------------
                                  Consolidated Statements of Stockholders' Equity
                                  -----------------------------------------------
                            Thirteen Weeks Ended February 1, 1997, and January 27, 1996
                            -----------------------------------------------------------
                                                   (Unaudited)
                                                    Additional                Cumulative                Total
                                           Common    Paid-in     Treasury    Translation   Retained  Stockholders'
(In thousands)                             Stock     Capital      Stock      Adjustments   Earnings     Equity
                                           ------   ----------   --------    -----------   --------  ------------
Balance, October 28, 1995                   $191     $42,761     $  (135)       $182       $15,308     $58,307

     Net earnings                             --          --          --          --         1,623       1,623
     Cash dividends                           --          --          --          --          (239)       (239)
     Issuance of stock to Employee
         Stock Purchase Plan                  --          55         100          --            --         155
     Exercise of employee incentive
         stock options                         1         159          --          --            --         160
     Compensation expense under
         non-qualified stock option plans     --           2          --          --             8          10
     Translation adjustments                  --          --          --           5            --           5
     Treasury stock purchases                 --          --        (777)         --            --        (777)
                                            ----     -------     -------        ----       -------     -------
Balance, January 27, 1996                   $192     $42,977     $  (812)       $187       $16,700     $59,244
                                            ====     =======     =======        ====       =======     =======

Balance, November 2, 1996                   $198     $47,260     $(1,529)       $274       $22,273     $68,476

     Net earnings                             --          --          --          --         1,866       1,866
     Cash dividends                           --          --          --          --          (339)       (339)
     Issuance of stock to Employee
          Stock Purchase Plan                 --          --         227          --            --         227
     Exercise of employee incentive
          stock options                       --          --         113          --           (42)         71
     Compensation expense under non-
          qualified stock and option plans    --           2          --          --             8          10
     Translation adjustments                  --          --          --           8            --           8
     Treasury stock purchases                 --          --      (1,981)         --            --      (1,981)
                                            ----     -------     -------        ----       -------     -------

Balance, February 1, 1997                   $198     $47,262     $(3,170)       $282       $23,766     $68,338
                                            ====     =======     =======        ====       =======     =======

       See accompanying notes to consolidated financial statements.

                          Falcon Products, Inc. and Subsidiaries
                          --------------------------------------
                          Consolidated Statements of Cash Flows
                          -------------------------------------
                                       (Unaudited)
                                                                   Thirteen Weeks Ended
                                                               -----------------------------
(In thousands)                                                 February 1,       January 27,
                                                                  1997              1996
                                                               -----------       -----------
Cash flows from operating activities:
  Net earnings                                                   $ 1,866           $ 1,623
                                                                 -------           -------
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
   Depreciation                                                      790               638
   Amortization of other assets                                      235               274
   Translation adjustments during year                                 8                 5
   Compensation expense under stock and option plans                  10                10
   Minority interest in consolidated subsidiary                      (35)              (16)
   Change in assets and liabilities:
     Decrease (increase) in:
       Accounts receivable, net                                      631             1,878
       Inventories                                                (1,424)             (179)
       Prepaid expenses and other current assets                     (95)             (172)
       Other assets, net                                             (63)             (288)
     Increase (decrease) in:
       Accounts payable                                             (736)             (358)
       Accrued liabilities                                            (4)             (773)
                                                                 -------           -------
         Total adjustments                                          (683)            1,019
                                                                 -------           -------
         Net cash provided by operating activities                 1,183             2,642
                                                                 -------           -------
Cash flows from investing activities:
  Cost of business acquired                                           --              (377)
  Additions to property, plant and equipment, net                 (1,009)           (1,943)
                                                                 -------           -------
         Net cash used in investing activities                    (1,009)           (2,320)
                                                                 -------           -------
Cash flows from financing activities:
  Repayment of long-term debt                                        (62)              (79)
  Common stock issuances                                             298               315
  Treasury stock purchases                                        (1,981)             (777)
  Cash dividends                                                    (339)             (239)
                                                                 -------           -------
         Net cash used in financing activities                    (2,084)             (780)
                                                                 -------           -------
Net increase (decrease) in cash and cash equivalents              (1,910)             (458)
Cash and cash equivalents-beginning of period                      5,714             6,970
                                                                 -------           -------
Cash and cash equivalents-end of period                          $ 3,804           $ 6,512
                                                                 =======           =======

Supplemental Cash Flow Information:
  Cash paid for interest                                         $    28           $    56
                                                                 =======           =======
  Cash paid for income taxes                                     $   179           $    31
                                                                 =======           =======

See accompanying notes to consolidated financial statements.

                 Falcon Products, Inc. and Subsidiaries
                 --------------------------------------
               Notes to Consolidated Financial Statements
               ------------------------------------------
                 Thirteen Weeks Ended February 1, 1997
                 -------------------------------------

Note 1. - Interim Results

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended November 2, 1996, filed with the Securities and Exchange Commission.


Note 2. - Acquisitions

     In October 1996, the Company acquired certain assets and assumed certain liabilities of The Chair Source for 241,400 newly issued shares of common stock valued at approximately $3.3 million plus 75,000 shares of common stock to be issued over a three-year period, subject to certain contingencies. The purchase price is subject to working capital level adjustments. The Chair Source manufactures wood and upholstered seating in Anaheim, California and distributes these products primarily to the hospitality, lodging and foodservice markets.



Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
Financial Condition
-------------------

     The information contained in this Item 2 includes statements regarding matters which are not historical facts (including statements as to the Company's plans, beliefs or expectations) that are forward-looking statements within the meaning of the federal securities laws. Because such forward-looking statements involve certain risks and uncertainties, the Company's actual results and the timing of certain events could differ materially from those discussed herein.

Results of Operations

General

     The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                      Thirteen Weeks Ended
                                                    ------------------------
                                                    February 1,  January 27,
                                                       1997        1996
                                                    -----------  -----------
      Net sales                                        100.0%      100.0%
      Cost of sales                                     70.8        70.1
      Gross margin                                      29.2        29.9
      Selling, general and administrative expenses      19.1        19.8
      Operating profit                                  10.1        10.1
      Interest income, net                                .1          .1
      Minority interest in consolidated subsidiary        .1          .1
      Earnings before income taxes                      10.3        10.3
      Income tax expense                                 3.9         3.9
      Net earnings                                       6.4         6.4

Thirteen weeks ended February 1, 1997, compared to the thirteen weeks ended January 27, 1996

     Net earnings totaled $1.9 million in the first quarter of 1997, compared to $1.6 million in 1996, an increase of 15.0%. Earnings per share reached $.19 in 1997, compared to $.17 in 1996, an 11.8% increase.

     Net sales for the first quarter of 1997 were $29.1 million, an increase of 14.2% over 1996 first quarter net sales of $25.4 million. The sales increase over the prior year primarily resulted from strong sales performance from the Company's contract/office furniture and lodging markets and incremental sales from the acquisition of The Chair Source during 1996. Net sales for the quarter excluding sales resulting from this acquisition were approximately $26.8 million.

     Cost of sales was $20.6 million for the 1997 first quarter, an increase of 15.3% from $17.8 million in the 1996 first quarter. The overall increase is primarily related to increased sales volume. Gross margin increased to $8.5 million for the first quarter of 1997, an 11.7% increase from $7.6 million in the same quarter of 1996. Gross margin as a percentage of net sales decreased to 29.2% in 1997 from 29.9% in 1996 primarily due to product mix and higher volume at the Company's new facility in City of Industry, California, which has operated at lower margins than the Company's other manufacturing facilities.

     Selling, general and administrative expenses were $5.6 million in the 1997 first quarter, compared to $5.0 million in the 1996 first quarter, a 10.4% increase. The overall increase is primarily related to higher sales volume. Selling, general and administrative expenses as a percentage of net sales decreased to 19.1% for the first quarter of 1997 compared to 19.8% for the same period of 1996, primarily due to certain economies of scale associated with the sales volume increases.

     The Company reported net interest income of $32,000 for the first quarter of 1997, versus net interest income of $27,000 for the comparable period in 1996. Income tax expense increased by $149,000, or 15.0%, in the first quarter of 1997 compared to the same period in 1996 due to higher earnings during 1997.

Liquidity and Capital Resources

     The Company's working capital at February 1, 1997, was $33.1 million and its ratio of current assets to current liabilities was 3.7 to 1.0, compared to $33.3 million and 3.5 to 1.0 at November 2, 1996.

     During the first quarter of 1997, the Company acquired approximately 135,000 shares of its common stock for a total cost of approximately $2.0 million. The Company is authorized to purchase up to 575,000 shares of its common stock under a stock repurchase plan previously approved by the Board of Directors. The Company has purchased approximately 352,000 shares under the plan at February 1, 1997.

     The Company has a $2.0 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.25% and expires on July 1, 1997. As of February 1, 1997, there were no amounts outstanding under the revolving line of credit.

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


PART II - OTHER INFORMATION

Item 1. -    Legal Proceedings
             -----------------

             From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate.

             Other than as described in the Company's Annual Report on Form 10-K for the year ended November 2, 1996, there are no other material pending legal proceedings, other than routine litigation incidental to the business, to which the registrant is a party or of which any of the registrant's property is the subject.

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


                                                  FALCON PRODUCTS, INC.
                                                  ---------------------
                                                  (Registrant)


Date:  March 17, 1997                             /s/ Franklin A. Jacobs
                                                  -----------------------------
                                                  Franklin A. Jacobs
                                                  Chief Executive Officer and
                                                  Chairman of the Board


Date:  March 17, 1997                             /s/ Michael J. Dreller
                                                  -----------------------------
                                                  Michael J. Dreller
                                                  Vice President and
                                                  Chief Financial Officer