Form 10-Q
period 1997-05-03
FALCON PRODUCTS INC /DE/
filed 1997-06-17
CIK 34339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 1997

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ------------ to -----------

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

As of June 1, 1997, the registrant had 9,701,880 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                              Falcon Products, Inc. and Subsidiaries
                              --------------------------------------
                               Consolidated Statements of Earnings
                               -----------------------------------
                                           (Unaudited)
                                                 Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                               ------------------------      ------------------------
                                                May 3,        April 27,       May 3,        April 27,
(In thousands, except per share data)            1997           1996           1997           1996
                                               -------        ---------      -------        ---------
Net sales                                      $29,274        $25,832        $58,330        $51,265

Cost of sales                                   20,401         17,105         40,957         34,931
                                               -------        -------        -------        -------

   Gross margin                                  8,873          8,727         17,373         16,334

Selling, general and administrative expenses     5,796          5,322         11,353         10,355
                                               -------        -------        -------        -------

   Operating profit                              3,077          3,405          6,020          5,979

Interest income, net                                16             22             48             49

Minority interest in consolidated subsidiary        40              3             75             20
                                               -------        -------        -------        -------

   Earnings before income taxes                  3,133          3,430          6,143          6,048

Income tax expense                               1,191          1,303          2,334          2,298
                                               -------        -------        -------        -------

   Net earnings                                $ 1,942        $ 2,127        $ 3,809        $ 3,750
                                               =======        =======        =======        =======

Earnings per share                             $   .20        $   .22        $   .38        $   .38
                                               =======        =======        =======        =======

See accompanying notes to consolidated financial statements.

                              Falcon Products, Inc. and Subsidiaries
                              --------------------------------------
                                   Consolidated Balance Sheets
                                   ---------------------------
                                          (Unaudited)
                                                                              May 3,         Nov. 2,
Assets                                                                         1997           1996
------                                                                        ------         -------
Current assets:
   Cash and cash equivalents                                                 $ 1,542        $ 5,714
   Accounts receivable, less allowances
     of $463 and $439, respectively                                           16,780         16,683
   Inventories                                                                24,542         21,725
   Prepaid expenses and other current assets                                   2,392          2,247
                                                                             -------        -------
       Total current assets                                                   45,256         46,369
                                                                             -------        -------
Property, plant and equipment:
   Land                                                                        2,842          2,842
   Buildings and improvements                                                 13,583         13,460
   Machinery and equipment                                                    27,684         25,403
                                                                             -------        -------
                                                                              44,109         41,705
   Less accumulated depreciation                                              17,746         16,323
                                                                             -------        -------
       Total property, plant and equipment                                    26,363         25,382
                                                                             -------        -------
Other assets, net of accumulated amortization:
   Goodwill                                                                    9,700          9,706
   Other                                                                       3,490          3,532
                                                                             -------        -------
       Total other assets                                                     13,190         13,238
                                                                             -------        -------


                                                                             $84,809        $84,989
                                                                             =======        =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                          $ 7,403        $ 7,565
   Accrued liabilities                                                         3,284          4,540
   Current maturities of long-term debt                                          947            957
                                                                             -------        -------
       Total current liabilities                                              11,634         13,062
Long-term obligations:
   Long-term debt                                                                389            448
   Pension liability                                                             239            239
   Deferred income taxes                                                       1,843          1,843
   Minority interest in consolidated subsidiary                                  846            921
                                                                             -------        -------
       Total liabilities                                                      14,951         16,513
                                                                             -------        -------
Stockholders' equity:
   Common stock, $.02 par value:  authorized 20,000,000 shares;
      9,915,117 shares issued                                                    198            198
   Additional paid-in capital                                                 47,268         47,260
   Treasury stock, at cost (224,410 and 11,000 shares, respectively)          (3,227)        (1,529)
   Cumulative translation adjustments                                            280            274
   Retained earnings                                                          25,339         22,273
                                                                             -------        -------
       Total stockholders' equity                                             69,858         68,476
                                                                             -------        -------


                                                                             $84,809        $84,989
                                                                             =======        =======

See accompanying notes to consolidated financial statements.

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                Consolidated Statements of Stockholders' Equity
                                -----------------------------------------------
                             Twenty-Six Weeks Ended May 3, 1997, and April 27, 1996
                             ------------------------------------------------------
                                                 (Unaudited)
(In thousands)                                               Additional                  Cumulative                    Total
                                                 Common       Paid-in       Treasury     Translation     Retained   Stockholders'
                                                 Stock        Capital        Stock       Adjustments     Earnings      Equity
                                                 ------      ----------     --------     -----------     --------   -------------
Balance, October 28, 1995                         $191        $42,761       $  (135)         $182        $15,308       $58,307

   Net earnings                                     --             --            --            --          3,750         3,750
   Exercise of stock options                         2            328           742            --           (542)          530
   Issuance of stock to Employee
      Stock Purchase Plan                           --            133           199            --             --           332
   Compensation expense under
      stock and option plans                        --              4            --            --             16            20
   Translation adjustments                          --             --            --             7             --             7
   Cash dividends                                   --             --            --            --           (480)         (480)
   Treasury stock purchases                         --             --          (848)           --             --          (848)
                                                  ----        -------       -------          ----        -------       -------
Balance, April 27, 1996                           $193        $43,226       $   (42)         $189        $18,052       $61,618
                                                  ====        =======       =======          ====        =======       =======


Balance, November 2, 1996                         $198        $47,260       $(1,529)         $274        $22,273       $68,476

   Net earnings                                     --             --            --            --          3,809         3,809
   Exercise of stock options                        --             --           182            --            (80)          102
   Issuance of stock to Employee
      Stock Purchase Plan                           --              8           426            --             --           434
   Compensation expense under
     stock and option plans                         --              4            --            --             16            20
   Translation adjustments                          --             --            --             6             --             6
   Cash dividends                                   --             --            --            --           (679)         (679)
   Treasury stock purchases                         --             --        (2,487)           --             --        (2,487)
   Issuance of stock for business acquisition       --             (4)          181            --             --           177
                                                  ----        -------       -------          ----        -------       -------
Balance, May 3, 1997                              $198        $47,268       $(3,227)         $280        $25,339       $69,858
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

                                                                              Twenty-Six Weeks Ended
                                                                             ------------------------
(In thousands)                                                                May 3,        April 27,
                                                                               1997           1996
                                                                             -------        ---------
Cash flows from operating activities:
   Net earnings                                                              $ 3,809        $ 3,750
                                                                             -------        -------
   Adjustments to reconcile net earnings to net cash:
     Depreciation                                                              1,483          1,355
     Amortization of other assets                                                528            567
     Translation adjustments                                                       6              7
     Compensation expense under non-qualified stock options                       16             16
     Minority interest in consolidated subsidiary                                (75)           (20)
     Amortization of restricted stock awards                                       4              4
     Change in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                                (97)         2,815
         Inventories                                                          (2,817)        (2,330)
         Prepaid expenses and other current assets                              (145)          (273)
         Other assets, net                                                      (480)          (527)
       Increase (decrease) in:
         Accounts payable                                                       (162)          (470)
         Accrued liabilities                                                  (1,256)        (1,644)
                                                                             -------        -------
         Total adjustments                                                    (2,995)          (500)
                                                                             -------        -------
       Net cash provided by operating activities                                 814          3,250
                                                                             -------        -------
Cash flows from investing activities:
  Cost of businesses acquired                                                    --         (1,118)
  Additions to property, plant and equipment, net                             (2,464)        (2,864)
                                                                             -------        -------
       Net cash used in investing activities                                  (2,464)        (3,982)
                                                                             -------        -------
Cash flows from financing activities:
  Repayment of long-term debt, net                                               (69)          (173)
  Common stock issuances                                                         713            862
  Cash dividends                                                                (679)          (480)
  Treasury stock purchases                                                    (2,487)          (848)
                                                                             -------        -------
       Net cash used in financing activities                                  (2,522)          (639)
                                                                             -------        -------
Net decrease in cash and cash equivalents                                     (4,172)        (1,371)
Cash and cash equivalents-beginning of period                                  5,714          6,970
                                                                             -------        -------
Cash and cash equivalents-end of period                                      $ 1,542        $ 5,599
                                                                             =======        =======

Supplemental Cash Flow Information:
  Cash paid for interest                                                     $    44        $    88
                                                                             =======        =======
  Cash paid for income taxes                                                 $ 1,687        $ 1,860
                                                                             =======        =======

See accompanying notes to consolidated financial statements.

                 Falcon Products, Inc. and Subsidiaries
                 --------------------------------------
               Notes to Consolidated Financial Statements
               ------------------------------------------
                  Twenty-Six Weeks Ended May 3, 1997
                  ----------------------------------

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

Note 2. - Acquisitions

   During October 1996, the Company acquired certain assets and assumed certain liabilities of The Chair Source for 241,400 newly issued shares of common stock valued at approximately $3.3 million plus 75,000 shares of common stock to be issued over a three-year period, subject to certain contingencies. The purchase price is subject to working capital level adjustments. The Chair Source manufactures wood and upholstered seating in Anaheim, California and distributes these products primarily to the hospitality, lodging and foodservice markets. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair value.

Note 3. - New Accounting Standards

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings Per Share (SFAS No. 128), which establishes standards for computing and presenting earnings per share (EPS). SFAS No. 128 is required for the Company's fiscal year 1997 financial statements. Early adoption is not permitted. SFAS No. 128 replaces the presentation of primary and fully dilutive EPS with the presentation of basic and diluted EPS. Basic earnings per common share excludes dilution and is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Dilutive earnings per common share includes the potential dilution that could occur if stock options or other securities were converted into common stock.

   Using the new method to compute EPS, there was no impact on EPS for the thirteen weeks ended May 3, 1997, and April 27, 1996. For other periods, basic EPS and dilutive EPS would be as follows:

                                   Twenty-Six Weeks Ended          Fiscal Year Ended
                                   ----------------------       -----------------------
                                   May 3,       April 27,       Nov. 2,        Oct. 28,
                                    1997          1996            1996           1995
                                   ------       ---------       -------        --------
   Basic EPS                        $.39           $.39           $.88           $.79
   Dilutive EPS                     $.38           $.38           $.86           $.76

   In October 1995, the Financial Accounting Standards Board issued
SFAS No. 123 (SFAS No. 123) which establishes a fair value based method of accounting for employee stock options. The Company intends to adopt
SFAS No. 123 for its fiscal year 1997 financial statements by making the pro forma disclosures required. The adoption of SFAS No. 123 is not expected to have a significant effect on the Company's financial position or results of operations.

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

RESULTS OF OPERATIONS

General

   The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                   Thirteen Weeks Ended     Twenty-Six Weeks Ended
                                                   --------------------     ----------------------
                                                   May 3,      April 27,    May 3,        April 27,
                                                    1997         1996        1997           1996
                                                   ------      ---------    ------        ---------
Net sales                                          100.0%        100.0%     100.0%          100.0%
Cost of sales                                       69.7          66.2       70.2            68.1
Gross margin                                        30.3          33.8       29.8            31.9
Selling, general and administrative expenses        19.8          20.6       19.5            20.2
Operating profit                                    10.5          13.2       10.3            11.7
Interest income, net                                  .1            .1         .1              .1
Minority interest in consolidated subsidiary          .1            --         .1              --
Earnings before income taxes                        10.7          13.3       10.5            11.8
Income tax expense                                   4.1           5.1        4.0             4.5
Net earnings                                         6.6           8.2        6.5             7.3

Thirteen weeks ended May 3, 1997, compared to the thirteen weeks ended April 27, 1996

   Net earnings were $1.9 million in the second quarter of 1997, compared to $2.1 million in 1996, a decrease of 8.7%. Earnings per share were $.20 in 1997, compared to $.22 in 1996, a 9.1% decrease.

   Net sales for the second quarter of 1997 were $29.3 million, an increase of 13.3% over 1996 second quarter net sales of $25.8 million. This increase primarily resulted from increased sales of the Company's lodging products and its contract/office furniture products. Sales in the second quarter of 1997 also benefited from the acquisition of The Chair Source in October of 1996. Net sales for the quarter, excluding sales resulting from the acquisition of The Chair Source, were approximately $27.6 million.

   Cost of sales was $20.4 million for the 1997 second quarter, an increase of 19.3% from $17.1 million in the second quarter of 1996. The overall increase is a result of the increased sales volume. Gross margin increased to $8.9 million for the second quarter of 1997, a 1.7% increase from $8.7 million in the same quarter of 1996. Gross margin as a percentage of net sales decreased to 30.3% in 1997 from 33.8% in 1996. The lower gross margin percentage during the second quarter of 1997 was due primarily to costs associated with the introduction of many new products for the lodging market and the development of the Company's Tijuana, Mexico facility which manufactures these new products. During the quarter, the demand for the Company's lodging products exceeded the capacity of the Company's Tijuana, Mexico facility. This imbalance between incoming orders and production capabilities required the Company to outsource certain product components at a higher cost than the Company's internal cost to manufacture these components. In addition, Falcon Mimon, a.s., the Company's subsidiary located in the Czech Republic, operated at a loss during the quarter due to certain production inefficiencies.

   Selling, general and administrative expenses were $5.8 million in the second quarter of 1997, compared to $5.3 million in the second quarter of 1996, an 8.9% increase. The increase is primarily related to increased sales and marketing programs, including salaries, travel expenses and commissions, associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales, decreased to 19.8% for the second quarter of 1997 as compared to 20.6% for the same period of 1996. The decrease in the expense rate in 1997 is primarily the result of certain efficiencies associated with higher sales volume, the Company's cost control measures and lower expenses for the Company's management bonus program.

   Net interest income was $16,000 for the second quarter of 1997, versus $22,000 for the comparable period in 1996. Income tax expense decreased by $113,000, or 8.7%, in the second quarter of 1997 compared to the same period in 1996 due to lower earnings in 1997.

Twenty-six weeks ended May 3, 1997, compared to the twenty-six weeks ended April 27, 1996

   Net earnings were $3.8 million, or $.38 per share, during the first half of 1997 and also 1996.

   Net sales for the first half of 1997 were $58.3 million, an increase of 13.8% over net sales of $51.3 million recorded for the same period in 1996. Net sales increased due to increased sales of the Company's lodging and contract/office furniture products and due to the acquisition of The Chair Source in October 1996. Net sales, excluding sales resulting from this acquisition, were approximately $54.5 million for the six months ended May 3, 1997.

   Cost of sales was $41.0 million for the first half of 1997, an increase of 17.2% from $34.9 million in the first half of 1996. The overall increase is primarily related to the increased sales volume. Gross margin increased to $17.4 million for the first half of 1997, a 6.4% increase from $16.3 million in the same period of 1996. Gross margin as a percentage of net sales decreased to 29.8% in 1997 from 31.9% in 1996. The lower gross margin percentage during the first half of 1997 was due primarily to costs associated with the introduction of new products for the lodging market and development of the Company's Tijuana, Mexico facility, a loss during the period at Falcon Mimon, a.s., due to certain production inefficiencies, and product mix.

   Selling, general and administrative expenses were $11.4 million in the first half of 1997, compared to $10.4 million in 1996, a 9.6% increase. The overall increase is primarily related to increased sales and marketing programs, including salaries, travel expense and commissions, associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased to 19.5% for the first half of 1997 as compared to 20.2% for the same period of 1996, due to certain efficiencies associated with the higher sales volume, the Company's cost control measures and lower expenses for the Company's management bonus program.

   Net interest income was $48,000 for the first half of 1997, versus $49,000 for the comparable period in 1996. Income tax expense was $2.3 million for the first half of 1997, which was the same as 1996.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital at May 3, 1997, was $33.6 million and its ratio of current assets to current liabilities was 3.9 to 1.0, compared with $33.3 million and 3.5 to 1.0 at November 2, 1996.

   During the first half of 1997, the Company repurchased approximately 170,000 shares of its common stock for a total cost of approximately $2.5 million. The Company is authorized to purchase up to an additional 688,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

   The Company has a $2.0 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.25 percent and expires on July 1, 1997. As of May 3, 1997, there were no amounts outstanding under the revolving line of credit.

   The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary source of liquidity.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
          -----------------

   From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount it believes to be adequate.

   Other than as described in the Company's Annual Report on Form 10-K for the year ended November 2, 1996, there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.


Item 2. - Changes in Securities
          ---------------------

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 18,
          1997, for the purpose of electing three Class A Directors. The number of votes in favor, votes withheld and votes abstained for each nominee for Director are as follows:

          Nominee                                   Votes For     Votes Withheld   Votes Abstained
          -------                                   ---------     --------------   ---------------
          Melvin F. Brown                           7,950,864         16,391          223,341
          James L. Hoagland                         7,965,056          2,199          223,341
          Lee M. Liberman                           7,965,356          1,899          223,341

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              Exhibit 11 - Computation of Earnings Per Share

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

                                               FALCON PRODUCTS, INC.
                                               ---------------------
                                               (Registrant)




Date:  June 10, 1997                           /s/ Franklin A. Jacobs
                                               ----------------------
                                               Franklin A. Jacobs
                                               Chief Executive Officer
                                               and Chairman of the Board



Date:  June 10, 1997                           /s/ Michael J. Dreller
                                               ----------------------
                                               Michael J. Dreller
                                               Vice President and
                                               Chief Financial Officer