Form 10-Q
period 1997-08-02
FALCON PRODUCTS INC /DE/
filed 1997-09-15
CIK 34339

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 1997

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


                                 (314) 991-9200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES    X       NO
                                               -------       -------

As of September 4, 1997, the registrant had 9,566,741 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                               Falcon Products, Inc. and Subsidiaries
                               --------------------------------------
                                 Consolidated Statements of Earnings
                                 -----------------------------------
                                            (Unaudited)


                                                                Thirteen Weeks Ended   Thirty-Nine Weeks Ended
                                                                ---------------------  -----------------------
                                                                August 2,    July 27,   August 2,    July 27,
(In thousands, except per share data)                              1997        1996        1997        1996
                                                                ---------    --------   ---------    --------
Net sales                                                        $28,570     $25,228     $82,153     $71,733

Cost of sales                                                     20,199      17,609      58,280      49,655
                                                                 -------     -------     -------     -------

   Gross margin                                                    8,371       7,619      23,873      22,078

Selling, general and administrative expenses                       5,686       4,924      16,041      14,309
                                                                 -------     -------     -------     -------

   Operating profit                                                2,685       2,695       7,832       7,769

Interest income, net                                                   1          29          49          78

Minority interest in consolidated subsidiary                         (20)         17          56          37
                                                                 -------     -------     -------     -------

   Earnings from continuing operations before
     income taxes                                                  2,666       2,741       7,937       7,884

Income tax expense                                                 1,013       1,042       3,016       2,996
                                                                 -------     -------     -------     -------

   Net earnings from continuing operations                         1,653       1,699       4,921       4,888

Earnings from discontinued operations, net of tax                    397         346         938         907
                                                                 -------     -------     -------     -------

   Net earnings                                                  $ 2,050     $ 2,045     $ 5,859     $ 5,795
                                                                 =======     =======     =======     =======

Primary Earnings per share:
   Continuing operations                                         $   .17     $   .17     $   .50     $   .50

   Discontinued operations                                           .04         .04         .09         .09
                                                                 -------     -------     -------     -------

   Net earnings per share                                        $   .21     $   .21     $   .59     $   .59
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

                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                                       Consolidated Balance Sheets
                                       ---------------------------
                                               (Unaudited)

(In thousands, except share data)
                                                                             Aug. 2,     Nov. 2,
                                                                               1997        1996
                                                                             -------     -------
Assets
------
Current assets:
   Cash and cash equivalents                                                 $ 1,716     $ 5,714
   Accounts receivable, less allowances
     of $408 and $391, respectively                                           15,613      15,010
   Inventories                                                                24,707      19,632
   Prepaid expenses and other current assets                                   2,185       2,104
   Net assets of discontinued operations                                       5,299       4,493
                                                                             -------     -------
       Total current assets                                                   49,520      46,953
                                                                             -------     -------
Property, plant and equipment:
   Land                                                                        2,842       2,842
   Buildings and improvements                                                 12,745      12,418
   Machinery and equipment                                                    26,033      22,977
                                                                             -------     -------
                                                                              41,620      38,237
   Less accumulated depreciation                                              15,886      13,752
                                                                             -------     -------
       Total property, plant and equipment                                    25,734      24,485
                                                                             -------     -------
Other assets, net of accumulated amortization:
   Goodwill                                                                    9,449       9,445
   Other                                                                       3,443       3,505
                                                                             -------     -------
       Total other assets                                                     12,892      12,950
                                                                             -------     -------

                                                                             $88,146     $84,388
                                                                             =======     =======
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                          $10,271     $ 7,195
   Accrued liabilities                                                         3,530       4,270
   Current maturities of long-term debt                                          871         957
                                                                             -------     -------
       Total current liabilities                                              14,672      12,422
Long-term obligations:
   Long-term debt                                                                507         448
   Pension liability                                                             239         239
   Deferred income taxes                                                       1,882       1,882
   Minority interest in consolidated subsidiary                                  865         921
                                                                             -------     -------
       Total liabilities                                                      18,165      15,912
                                                                             -------     -------
Stockholders' equity:
   Common stock, $.02 par value:  authorized 20,000,000 shares;
     9,915,117 shares issued                                                     198         198
   Additional paid-in capital                                                 47,269      47,260
   Treasury stock, at cost (348,376 and 109,516 shares, respectively)         (4,866)     (1,529)
   Cumulative translation adjustments                                            488         274
   Retained earnings                                                          26,892      22,273
                                                                             -------     -------
       Total stockholders' equity                                             69,981      68,476
                                                                             -------     -------

                                                                             $88,146     $84,388
                                                                             =======     =======

See accompanying notes to consolidated financial statements.

                                               Falcon Products, Inc. and Subsidiaries
                                               --------------------------------------
                                          Consolidated Statements of Stockholders' Equity
                                          -----------------------------------------------
                                     Thirty-Nine Weeks Ended August 2, 1997, and July 27, 1996
                                     ---------------------------------------------------------
                                                            (Unaudited)

(In thousands)                                              Additional             Cumulative                   Total
                                                     Common   Paid-in   Treasury   Translation    Retained   Stockholders'
                                                     Stock    Capital     Stock    Adjustments    Earnings       Equity
                                                     ------ ----------  --------   -----------    --------   -------------
Balance, October 28, 1995                            $191     $42,761    $  (135)      $182       $15,308       $58,307

   Net earnings                                        --          --         --         --         5,795         5,795
   Exercise of stock options                            2         358        742         --          (507)          595
   Issuance of stock to Employee
     Stock Purchase Plan                               --         194        332         --            --           526
   Compensation expense under
     stock and option plans                            --           5         --         --            24            29
   Translation adjustments                             --          --         --         91            --            91
   Cash dividends                                      --          --         --         --          (719)         (719)
   Treasury stock purchases                            --          --     (1,866)        --            --        (1,866)
                                                     ----     -------    -------       ----       -------       -------
Balance, July 27, 1996                               $193     $43,318    $  (927)      $273       $19,901       $62,758
                                                     ====     =======    =======       ====       =======       =======

Balance, November 2, 1996                            $198     $47,260    $(1,529)      $274       $22,273       $68,476

   Net earnings                                        --          --         --         --         5,859         5,859
   Exercise of stock options                           --          --        410         --          (248)          162
   Issuance of stock to Employee
     Stock Purchase Plan                               --           4        658         --            --           662
   Compensation expense under
     stock and option plans                            --          --         --         --            23            23
   Translation adjustments                             --          --         --        214            --           214
   Cash dividends                                      --          --         --         --        (1,015)       (1,015)
   Treasury stock purchases                            --          --     (4,669)        --            --        (4,669)
   Issuance of stock for business acquisition          --           5        264         --            --           269
                                                     ----     -------    -------       ----       -------       -------
Balance, August 2, 1997                              $198     $47,269    $(4,866)      $488       $26,892       $69,981
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

                                                                        Thirty-Nine Weeks Ended
                                                                        -----------------------
(In thousands)                                                           August 2,     July 27,
                                                                            1997         1996
                                                                         ---------     --------
Cash flows from operating activities:
   Net earnings                                                          $ 5,859       $ 5,795
   Adjustments to reconcile net earnings to net cash:
     Earnings from discontinued operations                                  (938)         (907)
     Depreciation                                                          2,334         2,059
     Amortization of other assets                                            820           861
     Translation adjustments                                                 214            91
     Compensation expense under stock and option plans                        23            29
     Minority interest in consolidated subsidiary                            (56)          (37)
     Change in assets and liabilities:
       Decrease (increase) in:
         Accounts receivable, net                                           (603)        2,108
         Inventories                                                      (5,075)       (3,709)
         Prepaid expenses and other current assets                           (81)         (298)
         Other assets, net                                                  (762)         (760)
       Increase (decrease) in:
         Accounts payable                                                  3,076           100
         Accrued liabilities                                                (740)         (879)
                                                                         -------       -------
       Net cash provided by continuing operations                          4,071         4,453
       Net cash provided by discontinued operations                           54           496
                                                                         -------       -------
       Net cash provided by operating activities                           4,125         4,949
                                                                         -------       -------
Cash flows from investing activities:
   Cost of businesses acquired                                                --        (1,118)
   Additions to property, plant and equipment, net                        (3,505)       (3,818)
                                                                         -------       -------
       Net cash used in investing activities                              (3,505)       (4,936)
                                                                         -------       -------
Cash flows from financing activities:
   Repayment of long-term debt, net                                          (27)         (797)
   Common stock issuances                                                  1,093         1,121
   Cash dividends                                                         (1,015)         (719)
   Treasury stock purchases                                               (4,669)       (1,866)
                                                                         -------       -------
       Net cash used in financing activities                              (4,618)       (2,261)
                                                                         -------       -------
Net decrease in cash and cash equivalents                                 (3,998)       (2,248)
Cash and cash equivalents-beginning of period                              5,714         6,970
                                                                         -------       -------
Cash and cash equivalents-end of period                                  $ 1,716       $ 4,722
                                                                         =======       =======

Supplemental Cash Flow Information:
   Cash paid for interest                                                $    63       $   121
                                                                         =======       =======
   Cash paid for income taxes                                            $ 2,979       $ 2,609
                                                                         =======       =======

See accompanying notes to consolidated financial statements.

                  Falcon Products, Inc. and Subsidiaries
                  --------------------------------------
                Notes to Consolidated Financial Statements
                ------------------------------------------
                  Thirty-Nine Weeks Ended August 2, 1997
                  --------------------------------------


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

Note 2. - Discontinued Operations

      On September 8, 1997, the Company announced the sale of its William Hodges division (the Hodges Division) to Leggett & Platt,
Incorporated for approximately $17.5 million. The Hodges Division manufactures wire shelving and kitchen equipment. The Company will report an after tax gain on the sale of approximately $7.0 million or $.71 per share, during the fourth quarter.

      Earnings from the discontinued Hodges Division operations were $397,000 and $346,000 for the thirteen weeks ended August 2, 1997, and July 27, 1996, net of applicable income taxes of $244,000 and $212,000, respectively. For the thirty-nine weeks ended August 2, 1997 and July 27, 1996, earnings from the discontinued operations were $938,000 and $907,000, net of applicable income taxes of $575,000 and $556,000, respectively.

      Net assets of the discontinued Hodges Division operations consisted of the following:

                                                      Aug. 2,     Nov. 2,
(In thousands)                                         1997        1996
                                                      -------     -------
Accounts receivable                                   $1,393      $1,673
Inventories                                            3,257       2,093
Other current assets                                     133         143
Net property and equipment                               820         897
Goodwill, net of accumulated amortization                250         261
Other assets                                              49          66
Accounts payable                                        (411)       (370)
Accrued liabilities                                     (192)       (270)
                                                      ------      ------
                                                      $5,299      $4,493
                                                      ======      ======

Note 3. - Acquisitions

      During October 1996, the Company acquired certain assets and assumed certain liabilities of The Chair Source for 241,400 newly issued shares of common stock valued at approximately $3.3 million plus 75,000 shares of common stock to be issued over a three-year period, subject to certain contingencies. The purchase price is subject to working capital level adjustments. The Chair Source manufactures wood and upholstered seating in Anaheim, California and distributes these products primarily to the hospitality, lodging and foodservice markets. This acquisition has been accounted for using the purchase method of accounting. Accordingly, the purchase price was allocated to the net assets acquired based on their estimated fair value and goodwill of approximately $2.5 million was recorded.

Note 4. - New Accounting Standards

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

      Using the new method to compute EPS, there was no impact on EPS for the thirteen weeks ended August 2, 1997, and July 27, 1996. For both the thirty-nine week periods ended August 2, 1997 and July 27, 1996, basic EPS and dilutive EPS would be $.60 and $.59, respectively.

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

RESULTS OF OPERATIONS

General

      The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                             Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                           ------------------------     -------------------------
                                                           August 2,       July 27,      August 2,       July 27,
                                                              1997           1996           1997           1996
                                                           ---------       --------      ---------       --------
Net sales                                                    100.0%         100.0%         100.0%         100.0%
Cost of sales                                                 70.7           69.8           70.9           69.2
Gross margin                                                  29.3           30.2           29.1           30.8
Selling, general and administrative expenses                  19.9           19.5           19.5           19.9
Operating profit                                               9.4           10.7            9.6           10.9
Interest income, net                                            --             .1             --             .1
Minority interest in consolidated subsidiary                   (.1)            .1             .1             --
Earnings from continuing operations before income taxes        9.3           10.9            9.7           11.0
Income tax expense                                             3.5            4.2            3.7            4.2
Net earnings from continuing operations                        5.8            6.7            6.0            6.8

Thirteen weeks ended August 2, 1997, compared to the thirteen weeks ended July 27, 1996

      Net earnings were $2.1 million in the third quarter of fiscal 1997, compared to $2.0 million in 1996, an increase of 5.9%. Earnings per share were $.21 in 1997, the same as 1996. Earnings from continuing operations were $1.7 million or $.17 per share in both the third quarter of 1997 and 1996. Earnings from discontinued operations were $.4 million or $.04 per share in the third quarter of 1997 and 1996.

      Net sales from continuing operations for the third quarter of 1997 were $28.6 million, an increase of 13.2% over 1996 third quarter net sales of $25.2 million. This increase primarily resulted from increased sales of the Company's lodging products and its contract/office furniture products. Sales in the third quarter of 1997 also benefited from the acquisition of The Chair Source in October of 1996. Net sales for the quarter, excluding sales resulting from the acquisition of The Chair Source, were approximately $27.1 million.

      Cost of sales was $20.2 million for the 1997 third quarter, an increase of 14.2% from $17.6 million in the third quarter of 1996. The overall increase is a result of the increased sales volume. Gross margin increased to $8.4 million for the third quarter of 1997, a 9.9% increase from $7.6 million in the same quarter of 1996. Gross margin as a percentage of net sales decreased to 29.3% in 1997 from 30.2% in 1996. The lower gross margin percentage during the third quarter of 1997 was due primarily to costs associated with the introduction of many new products for the lodging market and the development of the Company's Tijuana, Mexico facility which manufactures these new products. During the quarter, the Company completed the expansion of its Tijuana, Mexico facility to improve its production capabilities and efficiencies.

      Selling, general and administrative expenses were $5.7 million in the third quarter of 1997, compared to $4.9 million in the second quarter of 1996, an 15.5% increase. The increase is primarily related to increased sales and marketing programs, including salaries, commissions and travel expenses associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales, increased to 19.9% for the third quarter of 1997 as compared to 19.5% for the same period of 1996. The increase in the expense rate in 1997 is primarily the result of increased sales and marketing programs during the quarter.

Thirty-nine weeks ended August 2, 1997, compared to the thirty-nine weeks ended July 27, 1996

      Net earnings were $5.9 million during the first three quarters of fiscal 1997 compared to $5.8 million in fiscal 1996, an increase of 1.1%. Earnings per share were $.59 in 1997, the same as 1996. Earnings from continuing operations in 1997 were $4.9 million or $.50 per share for both the 1997 and 1996 nine month period. Earnings from discontinued operations are $.9 million, or $.09 per share, in both nine month periods.

      Net sales from continuing operations for the first three quarters of fiscal 1997 were $82.2 million, an increase of 14.5% over net sales of $71.7 million recorded for the same period in 1996. Net sales increased due to increased sales of the Company's lodging and contract/office furniture products and due to the acquisition of The Chair Source in October 1996. Net sales, excluding sales resulting from this acquisition, were approximately $76.8 million for the three quarters ended August 2, 1997.

      Cost of sales was $58.3 million for the first three quarters of fiscal 1997, an increase of 17.4% from $49.7 million in the first three quarters of 1996. The overall increase is primarily related to the increased sales volume. Gross margin increased to $23.9 million for the first three quarters of 1997, an 8.1% increase from $22.1 million in the same period of 1996. Gross margin as a percentage of net sales decreased to 29.1% in 1997 from 30.8% in 1996. The lower gross margin percentage during the first three quarters of 1997 was due primarily to costs associated with the introduction of new products for the lodging market and development of the Company's Tijuana, Mexico facility, a loss Falcon Mimon, a.s. due to certain production inefficiencies, and product mix.

      Selling, general and administrative expenses were $16.0 million in the first three quarters of 1997, compared to $14.3 million in 1996, a 12.1% increase. The overall increase is primarily related to increased sales and marketing programs, including salaries, travel expense and commissions, associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased to 19.5% for the first three quarters of 1997 as compared to 19.9% for the same period of 1996, due to certain efficiencies associated with the higher sales volume, and implementation of the Company's cost control measures.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital excluding discontinued operations at August 2, 1997, was $29.5 million and its ratio of current assets to current liabilities was 3.0 to 1.0, compared with $30.0 million and 3.4 to 1.0 at November 2, 1996.

      During the first three quarters of 1997, the Company repurchased approximately 334,000 shares of its common stock for a total cost of approximately $4.7 million. The Company is authorized to purchase up to an additional 524,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

      The Company has a $2.0 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at the London Interbank Offered Rate plus 1.25 percent and expires on July 1, 1998. As of August 2, 1997, there were no amounts outstanding under the revolving line of credit.

      The Company expects that it will meet its ongoing working capital and capital requirements from a combination of the proceeds from the sale of the Hodges Division, internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary source of liquidity.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
          -----------------

      From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount it believes to be adequate.

      Other than as described in the Company's Annual Report on Form 10-K for the year ended November 2, 1996 (as to which there are no material developments), there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

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

                                                FALCON PRODUCTS, INC.
                                                ---------------------
                                                (Registrant)


Date:  September 12, 1997                       /s/ Franklin A. Jacobs
                                                ----------------------
                                                Franklin A. Jacobs
                                                Chief Executive Officer
                                                and Chairman of the Board


Date:  September 12, 1997                       /s/ Michael J. Dreller
                                                ----------------------
                                                Michael J. Dreller
                                                Vice President and
                                                Chief Financial Officer