Form 10-K405
period 1997-11-01
FALCON PRODUCTS INC /DE/
filed 1998-01-30
CIK 34339

               SECURITIES  AND  EXCHANGE  COMMISSION
                      WASHINGTON, D.C. 20549

                      ----------------------
                             FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED NOVEMBER 1, 1997
                                  OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             FOR THE TRANSITION PERIOD FROM ----- TO -------
                  COMMISSION FILE NUMBER 1-11577

                     ------------------------

                       FALCON PRODUCTS, INC.
              DELAWARE                        43-0730877
 (State or other jurisdiction of           (I.R.S. Employer
  incorporation or organization)           Identification No.)

    9387 DIELMAN INDUSTRIAL DRIVE, ST. LOUIS, MISSOURI 63132

Registrant's telephone number, including area code:  (314) 991-9200

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange
      Title of each class                               on which registered
      -------------------                               -------------------
      Common Stock, par value $.02 per share            New York Stock Exchange

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

      As of January 16, 1998, the Registrant had outstanding 9,263,179 shares of Common Stock. The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 16, 1998, was $85.7 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

                    DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended November 1, 1997, are incorporated by reference into Parts II and IV of this Report.

      Portions of the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held March 6, 1998, are incorporated by reference into
Part III of this Report.

                             TABLE OF CONTENTS
                                                                           PAGE
                                                                           ----
PART I
------

      ITEM 1.    Business                                                   3
      ITEM 2.    Properties                                                 9
      ITEM 3.    Legal Proceedings                                          9
      ITEM 4.    Submission of Matters to a Vote of Security Holders       10
      ITEM 4A.   Executive Officers of the Registrant                      10

PART II
-------

       ITEM 5.    Market for the Registrant's Common Equity and
                        Related Stockholder Matters                        11
       ITEM 6.    Selected Financial Data                                  12
       ITEM 7.    Management's Discussion and Analysis of
                       Financial Condition and Results of Operations       12
       ITEM 8.    Financial Statements and Supplementary Data              12
       ITEM 9.    Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                 12

PART III
--------

       ITEM 10.   Directors and Executive Officers of the Registrant       12
       ITEM 11.   Executive and Director Compensation                      12
       ITEM 12.   Security Ownership of Certain Beneficial Owners
                       and Management                                      12
       ITEM 13.   Certain Relationships and Related Transactions           12

PART IV
-------

       ITEM 14.   Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K                                         13

SIGNATURES                                                                 16
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

                                PART I
ITEM 1.  BUSINESS.

GENERAL

      The Company designs, manufactures and markets an extensive line of furniture and related products for the foodservice, office, hospitality, healthcare and retail markets, including table bases, table tops, metal and wood chairs, booths, casegoods and interior decor systems. The Company manufactures most of its products to customer order from basic raw materials. The Company markets its products to a wide variety of customers, including wholesale distributors, buying groups, architecture and design firms, office furniture dealers and end users, through a combination of its own direct factory sales force and independent manufacturer's representatives.

PRODUCTS

      Furniture Products.  The Company's principal products consist of table
bases, table tops, wood and metal chairs, booths, and casegoods.   The
Company's table bases are produced in a variety of sizes, styles and finishes and are utilized by restaurants, hotels, offices, cafeterias, hospitals, airports, universities, country clubs and other commercial locations where food is served. Thirty-three styles of table bases are finished to order in one of the Company's standard catalog powder coat paint finishes or designer plated finishes and also may be painted to match a customer's custom finish requirements. Table bases either may be combined with table tops produced by the Company to create complete tables for sale to customers or may be used by a customer in connection with other table tops. The Company also has a number of original equipment manufacturer customers who purchase its table bases for use with their own table tops.

      Table tops are manufactured by the Company in a number of standard sizes and shapes and in a variety of finishes, including wood veneers, fiberglass, high-pressure laminate patterns and solid wood. Edge treatments for the table tops are available in vinyl, laminate, wood or metal. Wood edge, veneer and butcher block tops are stained with one of the Company's standard color finishes and sealed and sprayed with a durable catalyzed top coat. The Company also has the capability of manufacturing custom table tops in a wide variety of customer-specified sizes, shapes and finishes. Table tops are typically sold with a base produced by the Company but may also be sold separately.

      The Company produces wood chairs in many styles from a variety of wood types and in many standard upholstery fabric and vinyl coverings. These chairs are manufactured by the Company or are assembled from machined parts purchased in Europe. For upholstered products, the customer may select one of the Company's standard catalog vinyls or contract-quality fabrics or may specify or supply its choice of materials. Wood chairs are finished with one of the Company's standard colors or the customer may specify or supply its choice of finish material. A durable seal coat and top coat finish are also applied to all wood chairs.

      The Company's metal stacking chairs are available in a wide variety of styles and are used primarily in multi-use room situations where it is necessary to store the chairs for certain functions, such as in training and banquet facilities. Metal chairs may be upholstered in one of the Company's standard catalog vinyls or fabrics or in customer-furnished or customer-specified materials and may be plated or powder coat painted in a standard catalog finish or in a customer-designated custom finish.

      Booths manufactured by the Company are available in standard catalog styles or customer-specified styles, some of which are suitable for outdoor applications. Booths can be manufactured in wood, metal or fiberglass and may be upholstered in one of the Company's standard catalog vinyls or fabrics or in customer-designated or supplied coverings. Exposed wood is color matched to customer specifications and top coated with the same durable catalyzed finish used on the Company's table tops and other wood products.

      The combination of the Company's broad line of furniture products and its vertical manufacturing capabilities enable it to offer a complete commercial interior decor package to its customers with significant design flexibility and short lead times. The Company integrates certain of its products into complete interior decor systems, which include all furniture, booths, walls, wood trim and casegood components. These turnkey decor packages include casegood components such as counters, bars, divider walls, planter units, salad bars and stands produced in a variety of high-pressure laminates which are manufactured by the Company, delivered to the customer site and installed by employees or Company-trained subcontractors. These packages are suitable for either new foodservice installations or remodeling existing facilities.

MARKETING AND DISTRIBUTION

     Domestic Sales of Furniture Products. The Company sells its furniture products throughout the United States to a wide variety of customers, including restaurant supply dealers, architectural design firms, office furniture dealers, mass merchandisers, OEM's and chain restaurants. These products are marketed through a combination of direct factory sales representatives employed by the Company and independent manufacturer's representatives organizations. Most sales representatives are assigned to geographical territories. The efforts of these factory and independent sales representatives are directed by the Company's Vice President-Sales, and the Company's regional sales managers.

      Each factory and independent sales representative is assigned a territory in which to promote and sell the Company's products and assist in resolution of any complaints with regard to his or her sales. The Company determines the prices at which its products will be sold. The Company's independent sales representatives are commissioned and do not carry competing lines.

      The Company's marketing programs assist its representatives in various ways. The Company (i) conducts extensive training programs to better educate its sales representatives with respect to the design, manufacture, variety and decor applications of the Company's products; (ii) provides restaurant supply and office furniture dealers, mass merchandisers, architectural designers, OEM's and other customers with catalog materials, samples and brochures; (iii) maintains a customer service department that ensures that the Company promptly responds to the needs and orders of its customers; (iv) exhibits its products at national and regional furniture shows and at a showroom in the Merchandise Mart in Chicago; (v) maintains regular contact with key customers; and (vi) conducts ongoing surveys to determine customer satisfaction.

      Flight. The Company's office and other furniture products are also marketed through the Company's "Flight" network of over 400 independent office furniture dealers. Flight dealers distribute the Company's furniture products to a wide variety of commercial users and office furniture retailers and provide the Company with access to incremental sales opportunities. The Flight network is designed to both distribute the Company's office furniture products and cross-sell its foodservice furniture products. The Company utilizes its direct factory sales force and independent sales representatives, under the supervision of the Company's Vice President - Office and Hospitality, to call upon existing and prospective Flight dealers.

      International Sales. The Company's products are marketed throughout Europe through an exclusive distribution agreement with a European distributor. The Company's Falcon Mimon, a.s., subsidiary located in Mimon, Czech Republic ("Falcon Mimon") also markets wood chair frames directly. The manufacturing capabilities of Falcon Mimon and the distribution network allow the Company to take advantage of opportunities in Europe.

      Distribution of the Company's products in Asia and the Pacific Rim is achieved through exclusive distribution arrangements in Japan, Hong Kong, and South Korea. The Company plans to augment existing distribution agreements during 1998 with additional distribution arrangements in other countries in the Pacific Rim. The Company's international sales efforts are supported by dedicated customer service personnel. During 1997, 1996 and 1995, foreign operations and export sales were $9.3, $10.9 million, and $9.7 million, respectively. Of these amounts, $3.9 million, $3.8 million and $4.0 million of sales in 1997, 1996 and 1995, respectively, were made directly from the Company's Mimon location.

      National Accounts. The Company's National Accounts program targets the major restaurant chains. The Company maintains a separate National Accounts sales force consisting of both employee sales representatives and independent sales representatives that are directed by the Company's Vice President-National Accounts and regional sales managers. The Company believes that its vertically integrated manufacturing capabilities allow it to better serve these customers than most of its competitors and that its design, installation and service capabilities are particularly suited for many of these customers. The National Accounts sales force develops original design concepts, including seating layouts and product specifications for each customer based on the customer's requirements. The Company's National Accounts sales force is supported by its own customer service team, quotation and design staff and product engineers, located at the Company's Newport, Tennessee and City of Industry, California manufacturing facilities.

PRODUCT DESIGN AND DEVELOPMENT

      The Company's design and engineering group works with sales and marketing personnel in support of the Company's complete decor systems for its National Accounts program. The Company's engineering staff utilizes the Company's computer aided design system to provide layout and configuration advice to customers who are integrating the Company's furniture products into their facilities and to design casegoods and other components. The design and engineering group also assists the Company's product design engineers in the development of new products.

      The Company's Product Development team, which is comprised of sales, marketing, purchasing, engineering and financial personnel, strives to produce customer satisfaction and competitively priced products by constantly improving the Company's product lines. The Product Development team has a formalized charter and a plan that not only will account for new product introductions, but has identified market trends and includes product development to accommodate those trends. The Company has four full-time product design engineers who report to the Product Development team and are responsible for the design of new products. On occasion, product designs are also purchased from outside sources to supplement the Company's internal design capabilities.

MANUFACTURING

      The Company's manufacturing facility in Newport, Tennessee, produces table bases, table tops, millwork, casegoods and booths. Table bases are produced from iron castings and from wood. Cast iron table bases are sent to the Newport facility in truck load quantities from the Company's gray iron foundry in Juarez, Mexico, and are finished to meet customer requirements.
Table tops, which may be combined with the Company's table bases to produce a complete table, are produced from solid wood or particle board core with a laminate or wood veneer surface, receive various edge treatments and finishes, and are sealed and sprayed with a durable top coat. Millwork and casegoods, which are produced primarily to support the National Accounts program, are manufactured at the Newport facility from lumber that is purchased in truck load quantities, dry-kilned and rough-planed. The product is then cut and assembled to engineering specifications and finished with a durable catalyzed finish. Booths are produced from rough lumber that is cut and prepared in a millroom at the facility, covered or color-matched to customer specifications and top coated with the same durable catalyzed finish used on the Company's table tops and other wood products.

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

      The Company's facility in Anaheim, California, produces wood chairs suitable for hotels, resorts and country clubs. These products are manufactured from rough lumber, planed to dimension, cut to the appropriate size and profiled to meet engineering specifications. The chair frames are then finished and upholstered to customer order.

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

      The Company's facility in Mimon, Czech Republic, produces wood chairs and wood chair parts for export and sale within the Czech Republic. Approximately 35% of this facility's production is for chair parts shipped to the Company's facility in Lewisville, Arkansas, for assembly and final finishing. This facility also exports finished chairs and chair parts to customers in Europe, the Pacific Rim and North America. This facility has wood drying, machining and bending capabilities to produce chair frames from raw lumber and finishing and upholstery capabilities to complete fully finished chairs to customer specifications.

      Prior to September 8, 1997, the Company's facility in St. Louis, Missouri, produced wire shelving systems and metal kitchen equipment for the Company's William Hodges Division. On September 8, 1997 the William Hodges Division was sold for approximately $18.0 million in cash. The St. Louis facility serves as the Company's corporate headquarters. The manufacturing space previously occupied by the William Hodges Division is leased to unrelated businesses.

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

BACKLOG

      As of November 1, 1997, the Company's backlog of orders for its products believed to be firm was approximately $21.2 million, as compared to $17.7 million at November 2, 1996. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

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

EMPLOYEES

      As of December 31, 1997, the Company employed approximately 1,309 persons in its seven domestic operations, 355 in its manufacturing facilities in Mexico, and 357 in its manufacturing facility in Mimon, Czech Republic. Approximately 53 persons were employed in sales, 277 persons in administration and 1,691 in manufacturing.


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

ACQUISITIONS

      In October 1996, the Company acquired the assets and assumed certain liabilities of The Chair Source. The Chair Source manufactures wood and upholstered seating in Anaheim, California and distributes these products primarily to the hospitality, lodging and foodservice markets. Falcon purchased the net assets for 266,400 newly issued shares of common stock valued at $3.7 million, subject to working capital level adjustments, plus a total of 50,000 shares of common stock to be issued in 1998 and 1999 over a three-year period, subject to certain contingencies.

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

      In September 1994, the Company acquired a 67% controlling interest in Falcon Mimon, a furniture manufacturer in the Czech Republic, pursuant to an agreement with the government of the Czech Republic. The total cost to acquire the 67% interest in Falcon Mimon was approximately $2.3 million and was funded from the Company's available cash reserves. Under terms of the purchase agreement, the Company invested an additional $2.5 million in Falcon Mimon during 1995 and 1996 to acquire equipment and make certain plant improvements. This additional investment increased the Company's ownership interest in Falcon Mimon to approximately 83%.

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

ITEM 2.  PROPERTIES.

      The following table provides information with respect to each of the Company's manufacturing facilities:

                          BUILDING AREA
     LOCATION             (SQUARE FEET)          PRODUCTS                           LEASE/OWNERSHIP TERMS
     --------             -------------          --------                           ---------------------
Newport, Tennessee           370,000       Table bases, table tops,                 Leases expiring in December
                                           millwork, casegoods                      2001, with and booths two
                                                                                    five-year renewals.

Belmont, Mississippi         227,000       Metal chairs, fiberglass                 Own 176,000 square feet in four
                                           seating                                  contiguous buildings; Lease
                                                                                    51,000 square feet expiring in
                                                                                    November 2003.

Lewisville, Arkansas         159,000       Wood chairs                              Leases expiring in February
                                                                                    1999, with three five-year
                                                                                    renewal options.

City of Industry,            177,000       Table bases, table tops,                 Lease expiring in April 2006,
    California                             millwork, casegoods, metal               with 2006, with three five-year
                                           chairs, and fully upholstered            renewal options.
                                           seating

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

Irwindale, California         34,000       Fiberglass booths                        Leases expiring in October 1999.

Mimon, Czech Republic        700,000       Wood chairs                              Owned

Juarez, Mexico                51,000       Iron castings for table bases            Owned

Tijuana, Mexico               90,000       Casegoods and wood chairs                Leases expiring in December 1998,
                                                                                    with five one-year renewal options.

Management of the Company believes that its manufacturing and warehousing facilities are in good condition and are adequate for the purposes for which they are currently used. The capacity of the Company's current facilities is considered to be adequate to meet current needs and anticipated increases in sales volume for the foreseeable future.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended November 1, 1997.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT<F*>.

      The Executive Officers of the Company are:

NAME                                                  POSITION                                      AGE
----                                                  --------                                      ---
Franklin A. Jacobs            Chairman of the Board since 1971; President from 1957 to May          65
                              1981 and again from January 1984 to December 1995.

Darryl C. Rosser              President and Chief Operating Officer since December 1995;            46
                              Executive Vice President-Operations since May 1995;
                              Senior Vice President-Operations since December 1993; and
                              Vice President-Operations since January 1988.

Michael J. Dreller            Vice President-Finance and Chief Financial Officer,                   35
                              Secretary and Treasurer since January 1996; prior to joining the Company, Vice President and Chief Financial Officer of
                              JDI Group, Inc., a distributor of residential furniture.

Richard Hnatek                Senior Vice President-Sales since December 1993;                      53
                              Vice President-Sales since November 1986.

Michael J. Kula               Vice President-Operations since July 1996; prior to joining           48
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

                                 PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

   (a) Principal Market

      On December 6, 1995, the Company's common stock, par value $.02 per share, was listed and began trading on the New York Stock Exchange under the symbol FCP. Prior to that date, the Company's common stock was traded on the NASDAQ National Market System.

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

                                    MARKET PRICE
                                 ------------------      DIVIDENDS
                                  HIGH        LOW        PER SHARE
                                 ------      ------      ---------
Year ended November 1, 1997:
          First Quarter          $16.00      $14.00        $.035
          Second Quarter          15.88       13.63         .035
          Third Quarter           14.38       12.88         .035
          Fourth Quarter          15.94       13.31         .035

Year ended November 2, 1996:
          First Quarter          $13.25      $12.05        $.025
          Second Quarter          16.63       13.00         .025
          Third Quarter           16.75       14.13         .025
          Fourth Quarter          15.13       13.13         .025

      Although the payment of future dividends is in the discretion of the Board of Directors, the Company expects to pay a regular quarterly dividend for the foreseeable future. During the first quarter of 1997, the Company increased its cash dividend to $.035 per share from $.025 per share. The Company again increased its dividend in the first quarter of 1998, raising it to $.04 per share.

   (c) Approximate Number of Holders of Common Stock

      The approximate number of holders of record of the Company's common stock as of January 16, 1998, was 994.

   (d) Recent Sales of Unregistered Securities

      In fiscal years 1996 and 1997, the Company issued 266,400 shares of common stock, and incurred a contingent obligation to issue an additional 50,000 shares of common stock over the next two years (the 266,400 issued shares and the additional 50,000 are hereafter referred to as the "Acquisition Shares") in connection with its acquisition of the assets of The Chair Source from The T.L. Spriggs Corporation. The Company believes that the value of the acquired assets is commensurate with the total value of the Acquisition Shares, which were valued at approximately $4.35 million as of the acquisition date, October 28, 1996. The Acquisition Shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

      The selected financial data contained in the Registrant's Annual Report for the fiscal year ended on November 1, 1997 (the "1997 Annual Report") is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

      The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 1997 Annual Report is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements together with the notes thereto and the report of independent auditors (as set forth in Part IV, Item 14 (a)
(1)) in the 1997 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 1997 Annual Report is also incorporated herein by reference.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders to be held March 6, 1998 (the "Proxy Statement"), is incorporated herein by reference.

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

ITEM 11.   EXECUTIVE AND DIRECTOR COMPENSATION.

      The information contained under the captions "EXECUTIVE COMPENSATION", "COMPENSATION OF DIRECTORS" and "INFORMATION AS TO STOCK OPTIONS" in the Proxy Statement is incorporated herein by reference.

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

                                PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
               FORM 8-K.

    (a) 1.  Financial Statements

        The following Consolidated Financial Statements of the Company included in the 1997 Annual Report are incorporated by reference in Part II,
Item 8:

                                                                                            ANNUAL REPORT
                                                                                           PAGE REFERENCE
                                                                                           --------------
    Consolidated Statements of Earnings for the years ended November 1, 1997,
          November 2, 1996, and October 28, 1995                                                 16

    Consolidated Balance Sheets as of November 1, 1997 and November 2, 1996, and
          October 28, 1995                                                                       17

    Consolidated Statements of Stockholders' Equity for the years ended November 1, 1997,
          November 2, 1996 and  October 28, 1995                                                 18

    Consolidated Statements of Cash Flows for the years ended November 1, 1997,
          November 2, 1996, and October 28, 1995                                                 19

    Notes to Consolidated Financial Statements                                                   20

    Report of Independent Public Accountants                                                     27

    (a) 2.   Financial Statement Schedules

        The following financial statement schedule is included in Item 14 on page 15:

        Schedule II-Valuation and Qualifying Accounts for the years ended November 1, 1997, November 2, 1996 and October 28, 1995

    (a) 3.   Exhibits:

        See Exhibit Index on pages 17 through 19 of this Report.


    (b) Reports on Form 8-K:

        None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


TO FALCON PRODUCTS, INC.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Falcon Products, Inc. 1997 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 15, 1997. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole.
Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                              ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 15, 1997

                                FALCON PRODUCTS, INC. AND SUBSIDIARIES
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED NOVEMBER 1, 1997,  NOVEMBER 2, 1996, AND OCTOBER 28, 1995
                                                    ADDITIONS
                                                     CHARGED       ACQUISITIONS
                                      BALANCE AT    TO COSTS           FROM         DEDUCTIONS           BALANCE
                                      BEGINNING       AND            ACQUIRED          FROM             AT END OF
(In thousands)                        OF PERIOD     EXPENSES         COMPANIES       RESERVES             PERIOD
                                      ----------    ---------      ------------     ----------          ---------
Allowance for doubtful accounts
          and anticipated returns:
Year ended November 1, 1997           $    392     $      710       $       --     $      765 <FA>      $      337
                                      ========     ==========       ==========     ==========           ==========
Year ended November 2, 1996           $    327     $    1,062       $       --     $    1,011 <FA>      $      392
                                      ========     ==========       ==========     ==========           ==========
Year ended October 28, 1995           $    463     $      629       $       --     $      765 <FA>      $      327
                                      ========     ==========       ==========     ==========           ==========

-----------
<FA> Accounts charged off less recoveries and returns.

                               SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FALCON PRODUCTS, INC.

Date:    January 27, 1998                 By    /s/ Franklin A. Jacobs
                                            -----------------------------------
                                                    Franklin A. Jacobs,
                                                   Chairman of the Board
                                                and Chief Executive Officer

Date:    January 27, 1998                 By     /s/ Michael J. Dreller
                                            -----------------------------------
                                                     Michael J. Dreller
                                             Vice President, Chief Financial
                                             Officer, Secretary and Treasurer
                                              (Principal Financial Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date:    January 27, 1998                         /s/ Raynor E. Baldwin
                                               --------------------------------
                                                  Raynor E. Baldwin, Director


Date:    January 27, 1998                          /s/ Melvin F. Brown
                                               --------------------------------
                                                   Melvin F. Brown, Director


Date:    January 27, 1998                         /s/ Donald P. Gallop
                                               --------------------------------
                                                  Donald P. Gallop, Director


Date:    January 27, 1998                         /s/ James L. Hoagland
                                               --------------------------------
                                                  James L. Hoagland, Director


Date:    January 27, 1998                        /s/ Franklin A. Jacobs
                                               --------------------------------
                                                 Franklin A. Jacobs, Director


Date:    January 27, 1998                          /s/ S. Lee Kling
                                               --------------------------------
                                                   S. Lee Kling, Director


Date:    January 27, 1998                          /s/ Lee M. Liberman
                                               --------------------------------
                                                   Lee M. Liberman, Director


Date:    January 27, 1998                         /s/ Darryl C. Rosser
                                               --------------------------------
                                                  Darryl C. Rosser, Director


Date:    January 27, 1998                          /s/ James Schneider
                                               --------------------------------
                                                   James Schneider, Director

                                    EXHIBIT INDEX
EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
  3.1             Restated Certificate of Incorporation of the Company, filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarterly period ended April 27, 1996 (the "April 27, 1996 10-Q").

  3.2             Restated Bylaws, filed as Exhibit 3.2 to the April 27, 1996 10-Q.

  3.3             Amendment to Restated Bylaws, effective January 16, 1997, filed as Exhibit 3.3 to the Company's Annual Report on Form 10-K for the year ended November 2, 1996.

  4.1             Form of  Stock Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form
                  S-1, Reg. No. 33-61706.

 10.1             Lease Agreement dated February 1, 1980, between Lafayette County,
                  Arkansas and the Company, incorporated herein by reference to Exhibit 10(e)
                  to the Company's Annual Report on Form 10-K for the year ended
                  October 31, 1980 (the "1980 10-K").

 10.5             Assignment and Assumption Agreement dated January 30, 1980, and the lease thereunder, incorporated herein by reference to Exhibit 10(g) to 1980 10-K.

 10.6             Lease Agreement dated as of June 1, 1988, among Burley Builders, Inc. and
                  Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10(m) to the Company's Annual
                  Report on Form 10-K for the year ended October 29, 1988.

 10.7             First Amendment to Lease Agreement dated as of November 21, 1991, among
                  Burley Builders, Inc. and Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 2,
                  1991 (the "1991 10-K").

 10.8<Fa>         Falcon Products, Inc. 1981 Employee Incentive Stock Option Plan ("ISOP"),
                  incorporated herein by reference to Exhibit 4(h) to the Company's Registration
                  Statement on Form S-8, Reg. No. 33-15698.

 10.9<Fa>         Form of Stock Option Agreement dated June 9, 1986, regarding options issued to Directors, incorporated herein by reference to Exhibit 10(i) to the Company's
                  Annual Report on Form 10-K for the year ended November 1, 1986 (the "1986 10-K").

-----------

<Fa>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.




                                    EXHIBIT INDEX
EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
 10.10<Fa>        Stock Option Agreement dated June 9, 1986, regarding options issued to
                  Franklin A. Jacobs, incorporated herein by reference to Exhibit 10(i) to the 1986 10-K.

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

 10.13<Fa>        Falcon Products, Inc. Amended and Restated Stock Purchase Plan, incorporated herein by reference to Exhibit 10.15 to 1991 10-K.

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

-------------

<Fa>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.


                                    EXHIBIT INDEX
EXHIBIT
NUMBER                                     DESCRIPTION
-------                                    -----------
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

 10.26            Amendment to the Non-Employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.26 to the April 27, 1996 10-Q.

 10.27<Fa>        Falcon Products, Inc. Employee Stock Purchase Plan, filed herewith.

 10.28<Fa>        Falcon Products, Inc. Non-Employee Directors' Deferred Compensation Plan, filed herewith.

 11               Computation of Net Earnings Per Share, filed herewith.

 13               Selected Portions of the Annual Report to Stockholders for the year ended November 1, 1997, filed herewith.

 21               Subsidiaries of the Company, filed herewith.

 23               Consent of Independent Public Accountants, filed herewith.

 27               Financial Data Schedule (filed in EDGAR version only).


--------------

<Fa>   Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.

                                    19