Form 10-Q
period 1998-01-31
FALCON PRODUCTS INC /DE/
filed 1998-03-17
CIK 34339

                 UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                     FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 1998

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

As of March 10, 1998, the registrant had 9,263,180 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                               Falcon Products, Inc. and Subsidiaries
                               --------------------------------------
                                Consolidated Statements of Earnings
                                -----------------------------------
                                           (Unaudited)
                                                                                     Thirteen Weeks Ended
                                                                                 -----------------------------
                                                                                 January 31,       February 1,
(In thousands, except per share data)                                               1998              1997
                                                                                 -----------       -----------
Net sales                                                                          $28,060           $26,733

Cost of sales                                                                       19,926            19,075
                                                                                   -------           -------

   Gross margin                                                                      8,134             7,658

Selling, general and administrative expenses                                         5,348             5,004
                                                                                   -------           -------

   Operating profit                                                                  2,786             2,654

Interest income, net                                                                    97                32

Minority interest in consolidated subsidiary                                            15                36
                                                                                   -------           -------

   Earnings from continuing operations before
      income taxes                                                                   2,898             2,722

Income tax expense                                                                   1,116             1,034
                                                                                   -------           -------

   Net earnings from continuing operations                                           1,782             1,688

Earnings from discontinued operations, net of tax                                       --               179
                                                                                   -------           -------

   Net earnings                                                                    $ 1,782           $ 1,867
                                                                                   =======           =======

Basic and diluted earnings per share:
   Continuing operations                                                           $   .19           $   .17

   Discontinued operations                                                              --               .02
                                                                                   -------           -------

   Net earnings per share                                                          $   .19           $   .19
                                                                                   =======           =======

See accompanying notes to consolidated financial statements.

                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                                       Consolidated Balance Sheets
                                       ---------------------------
                                               (Unaudited)
                                                                                   Jan. 31,          Nov. 1,
Assets                                                                               1998             1997
------                                                                             --------          -------
Current assets:
   Cash and cash equivalents                                                       $ 7,837           $16,294
   Accounts receivable, less allowances
    of $374 and $337, respectively                                                  15,444            18,625

   Inventories                                                                      23,001            22,687
   Prepayments and other current assets                                              4,047             3,732
                                                                                   -------           -------
     Total current assets                                                           50,329            61,338
                                                                                   -------           -------
Property, plant and equipment:
   Land                                                                              2,707             2,731
   Buildings and improvements                                                       12,720            12,347
   Machinery and equipment                                                          27,185            26,360
                                                                                   -------           -------
                                                                                    42,612            41,438
   Less accumulated depreciation                                                    16,843            16,227
                                                                                   -------           -------
     Total property, plant and equipment                                            25,769            25,211
                                                                                   -------           -------
Other assets, net of accumulated amortization:
   Goodwill                                                                          9,512             9,454
   Other                                                                             3,253             3,354
                                                                                   -------           -------
     Total other assets                                                             12,765            12,808
                                                                                   -------           -------

     Total Assets                                                                  $88,863           $99,357
                                                                                   =======           =======

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                                $ 7,073           $10,458
   Accrued liabilities                                                               5,422            10,716
   Current maturities of long-term debt                                              1,329             1,473
                                                                                   -------           -------
     Total current liabilities                                                      13,824            22,647
Long-term obligations:
   Long-term debt                                                                      275               321
   Pension liability                                                                    96                96
   Deferred income taxes                                                             2,155             2,155
   Minority interest in consolidated subsidiary                                        859               874
                                                                                   -------           -------
     Total liabilities                                                              17,209            26,093
                                                                                   -------           -------
Stockholders' equity:
   Common stock, $.02 par value:  authorized 20,000,000 shares;
    9,915,117 shares issued                                                            198               198
   Additional paid-in capital                                                       47,376            47,376
   Treasury stock, at cost (651,937 and 477,512 shares, respectively)               (9,518)           (6,855)
   Cumulative translation adjustments                                                 (980)             (727)
   Retained earnings                                                                34,578            33,272
                                                                                   -------           -------
     Total stockholders' equity                                                     71,654            73,264
                                                                                   -------           -------

     Total Liabilities and Stockholders' Equity                                    $88,863           $99,357
                                                                                   =======           =======

See accompanying notes to consolidated financial statements.

                                     Falcon Products, Inc. and Subsidiaries
                                     --------------------------------------
                                 Consolidated Statements of Stockholders' Equity
                                 -----------------------------------------------
                            Thirteen Weeks Ended January 31, 1998 and February 2, 1997
                            ----------------------------------------------------------
                                                  (Unaudited)
(In thousands)                                            Additional                 Cumulative                   Total
                                                 Common    Paid-in     Treasury      Translation  Retained     Stockholders'
                                                  Stock    Capital      Stock        Adjustments  Earnings        Equity
                                                 ------   ----------   --------      -----------  --------     ------------
Balance, November 2, 1996                         $198     $47,260     $(1,529)         $ 274     $22,273        $68,476

   Net earnings                                     --          --          --             --       1,867          1,867
   Exercise of stock options                        --          --         113             --         (42)            71
   Issuance of stock to Employee
      Stock Purchase Plan                           --          --         227             --          --            227
   Compensation expense under
      stock and option plans                        --           2          --             --           8             10
   Translation adjustments                          --          --          --              8          --              8
   Cash dividends                                   --          --          --             --        (339)          (339)
   Treasury stock purchases                         --          --      (1,981)            --          --         (1,981)
                                                  ----     -------     -------          -----     -------        -------
Balance, February 1, 1997                         $198     $47,262     $(3,170)         $ 282     $23,767        $68,339
                                                  ====     =======     =======          =====     =======        =======

Balance, November 1, 1997                         $198     $47,376     $(6,855)         $(727)    $33,272        $73,264

   Net earnings                                     --          --          --             --       1,782          1,782
   Exercise of stock options                        --          --         132             --        (106)            26
   Issuance of stock to Employee
      Stock Purchase Plan                           --          --          31             --          --             31
   Translation adjustments                          --          --          --           (253)         --           (253)
   Cash dividends                                   --          --          --             --        (370)          (370)
   Treasury stock purchases                         --          --      (2,975)            --          --         (2,975)
   Issuance of stock for business acquisition       --          --         149             --          --            149
                                                  ----     -------     -------          -----     -------        -------
Balance, January 31, 1998                         $198     $47,376     $(9,518)         $(980)    $34,578        $71,654
                                                  ====     =======     =======          =====     =======        =======

See accompanying notes to consolidated financial statements.

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                    Consolidated Statements of Cash Flows
                                    -------------------------------------
                                                 (Unaudited)
                                                                                     Thirteen Weeks Ended
                                                                                 -----------------------------
(In thousands)                                                                   January 31,       February 1,
                                                                                    1998              1997
                                                                                 -----------       -----------
Cash flows from operating activities:
   Net earnings                                                                    $ 1,782           $ 1,867
   Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
     Earnings from discontinued operations                                              --              (179)
     Depreciation and amortization                                                     920             1,006
     Translation adjustments                                                          (253)                8
     Compensation expense under stock and option plans                                  --                10
     Minority interest in consolidated subsidiary                                      (15)              (36)
     Change in assets and liabilities:
         Accounts receivable, net                                                    3,181               198
         Inventories                                                                  (314)           (1,367)
         Prepayments and other current assets                                         (315)             (144)
         Other assets, net                                                            (259)             (107)
         Accounts payable                                                           (3,385)             (707)
         Accrued liabilities                                                        (5,294)              103
                                                                                   -------           -------
       Net cash provided by (used in) continuing operations                         (3,952)              652
       Net cash provided by discontinued operations                                     --               531
                                                                                   -------           -------
       Net cash provided by (used in) operating activities                          (3,952)            1,183
                                                                                   -------           -------
Cash flows from investing activities:
  Additions to property, plant and equipment, net                                   (1,176)           (1,009)
                                                                                   -------           -------
       Net cash used in investing activities                                        (1,176)           (1,009)
                                                                                   -------           -------
Cash flows from financing activities:
  Repayment of long-term debt, net                                                    (190)              (62)
  Common stock issuances                                                               206               298
  Cash dividends                                                                      (370)             (339)
  Treasury stock purchases                                                          (2,975)           (1,981)
                                                                                   -------           -------
       Net cash used in financing activities                                        (3,329)           (2,084)
                                                                                   -------           -------
Net decrease in cash and cash equivalents                                           (8,457)           (1,910)
Cash and cash equivalents-beginning of period                                       16,294             5,714
                                                                                   -------           -------
Cash and cash equivalents-end of period                                            $ 7,837           $ 3,804
                                                                                   =======           =======

Supplemental Cash Flow Information:
  Cash paid for interest                                                           $    42           $    28
                                                                                   =======           =======
  Cash paid for income taxes                                                       $ 3,116           $   179
                                                                                   =======           =======
See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                   Thirteen Weeks Ended January 31, 1998
                   -------------------------------------


Note 1. - Interim Results

      The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended November 1, 1997, filed with the Securities and Exchange Commission.

Note 2. - Discontinued Operations

      On September 8, 1997, the Company completed the sale of its William Hodges division (the "Hodges Division") to Leggett & Platt, Incorporated for approximately $17.5 million. The Hodges Division manufactured wire shelving and kitchen equipment. Earnings from the discontinued Hodges Division operations were $179,000 for the thirteen weeks ended February 1, 1997, net of applicable income taxes of $109,000.

Note 3. - Subsequent Event

      On March 10, 1998, the Company purchased all of the stock of Howe Furniture Corporation and its subsidiaries ("Howe") for approximately $18.0 million, including assumed debt. Howe is a privately owned designer and marketer of tables for the contract office and hospitality markets located in Trumbull, Connecticut. The Company intends to finance the acquisition with a combination of borrowings under a revolving credit facility with a bank and available cash reserves. The acquisition is not expected to have a significant impact on the Company's results for fiscal year 1998.

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

RESULTS OF OPERATIONS

General

      The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                                                        Thirteen Weeks Ended
                                                                                   ------------------------------
                                                                                   January 31,        February 1,
                                                                                      1998               1997
                                                                                   ----------         -----------
Net sales                                                                            100.0%            100.0%
Cost of sales                                                                         71.0              71.4
Gross margin                                                                          29.0              28.6
Selling, general and administrative expenses                                          19.1              18.7
Operating profit                                                                       9.9               9.9
Interest income, net                                                                    .3                .1
Minority interest in consolidated subsidiary                                            .1                .2
Earnings from continuing operations before income taxes                               10.3              10.2
Income tax expense                                                                     3.9               3.9
Net earnings from continuing operations                                                6.4               6.3

Thirteen weeks ended January 31, 1998, compared to the thirteen weeks ended February 1, 1997.

      Net earnings from continuing operations were $1.8 million in the first quarter of fiscal 1998, and $1.7 million in 1997. Earnings per share from continuing operations were $.19 in 1998, and $.17 in 1997, an increase of 11.8%. Earnings from discontinued operations were $.2 million, or $.02 per share, in the first quarter of 1997. Total earnings per share were $.19 in both the first quarter of 1998 and 1997.

      Net sales from continuing operations for the first quarter of 1998 were $28.1 million, an increase of $5.0% over the 1997 first quarter net sales of $26.7 million. This increase resulted primarily from increased sales of the Company's lodging products and its contract/office furniture products.

      Cost of sales was $19.9 million for the 1998 first quarter, an increase of 4.5% from $19.1 million in the first quarter of 1997. The overall increase is a result of the increased sales volume. Gross margin increased to $8.1 million for the first quarter of 1998, a 6.2% increase from $7.7 million in the same quarter of 1997. Gross margin as a percentage of net sales increased to 29.0% in 1998 from 28.6% in 1997. The higher gross margin percentage during the first quarter of 1998 was due primarily to improved performance at the Company's Tijuana, Mexico and City of Industry, California manufacturing plants.

      Selling, general and administrative expenses were $5.3 million in the first quarter of 1998, compared to $5.0 million in the first quarter of 1997, a 6.9% increase. The increase is primarily related to increased sales and marketing programs, including salaries, commissions and travel expenses associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales, increased to 19.1% for the first quarter of 1998 as compared to 18.7% for the same period of 1997.

The increase in the expense rate in 1998 is primarily the result of increased sales and marketing programs during the quarter and higher data processing costs.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at January 31, 1998, was $36.5 million and its ratio of current assets to current liabilities was 3.6 to 1.0, compared with $38.7 million and 2.7 to 1.0 at November 1, 1997.

      During the first quarter of 1998, the Company repurchased approximately 195,000 shares of its common stock for a total cost of approximately $3.0 million. The Company is authorized to purchase up to an additional 662,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

      The Company has a $20.0 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears at a floating rate based on LIBOR or the Federal Funds Rate, at the Company's election, plus a spread. The spread is determined by a leverage ratio, as defined in the agreement, for the twelve month period ending the previous fiscal quarter. The interest rate on the revolving credit facility is currently LIBOR plus .75%. As of January 31, 1998, there were no amounts outstanding under the revolving line of credit.

      The Company expects that it will meet its ongoing working capital and capital requirements from available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary source of liquidity.

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



Date:  March 16, 1998                   /s/ Franklin A. Jacobs
                                        ----------------------
                                        Franklin A. Jacobs
                                        Chief Executive Officer
                                        and Chairman of the Board


Date:  March 16, 1998                   /s/ Michael J. Dreller
                                        ----------------------
                                        Michael J. Dreller
                                        Vice President and
                                        Chief Financial Officer