Form 10-Q
period 1998-05-02
FALCON PRODUCTS INC /DE/
filed 1998-06-16
CIK 34339

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 1998

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


                             (314) 991-9200
          (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES    X       NO
                                               -------       -------
As of June 15, 1998, the registrant had 9,046,090 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                      Falcon Products, Inc. and Subsidiaries
                                      --------------------------------------
                                        Consolidated Statements of Earnings
                                        -----------------------------------
                                                   (Unaudited)

                                                     Thirteen Weeks Ended        Twenty-Six Weeks Endeded
                                                   ------------------------      ------------------------
                                                     May 2,         May 3,         May 2,         May 3,
(In thousands, except per share data)                 1998           1997           1998           1997
                                                   ---------      ---------      ---------      ---------
Net sales                                          $  33,651      $  26,850      $  61,711      $  53,583

Cost of sales                                         24,126         19,006         44,052         38,081
                                                   ---------      ---------      ---------      ---------

      Gross margin                                     9,525          7,844         17,659         15,502

Selling, general and administrative expenses           6,465          5,351         11,813         10,355
                                                   ---------      ---------      ---------      ---------

      Operating profit                                 3,060          2,493          5,846          5,147

Interest income (expense), net                           (90)            16              7             48

Minority interest in consolidated subsidiary              19             40             34             75
                                                   ---------      ---------      ---------      ---------

      Earnings from continuing operations before
        income taxes                                   2,989          2,549          5,887          5,270

Income tax expense                                     1,151            969          2,267          2,002
                                                   ---------      ---------      ---------      ---------

      Net earnings from continuing operations          1,838          1,580          3,620          3,268

Earnings from discontinued operations, net of tax         --            362             --            541
                                                   ---------      ---------      ---------      ---------

      Net earnings                                 $   1,838      $   1,942      $   3,620      $   3,809
                                                   =========      =========      =========      =========

Basic and diluted earnings per share:
      Continuing operations                        $     .20      $     .16      $     .38      $     .33

      Discontinued operations                             --            .04             --            .05
                                                   ---------      ---------      ---------      ---------

      Net earnings per share                       $     .20      $     .20      $     .38      $     .38
                                                   =========      =========      =========      =========

See accompanying notes to consolidated financial statements.

                                           Falcon Products, Inc. and Subsidiaries
                                           --------------------------------------
                                                Consolidated Balance Sheets
                                                ---------------------------
                                                        (Unaudited)

(In thousands, except share data)

                                                         May 2,                        Nov. 1,
                                                          1998                          1997
                                                       ----------                     ---------
Assets
------
Current assets:
      Cash and cash equivalents                          $  2,057                     $  16,294
      Accounts receivable, less allowances
        of $807 and $337, respectively                     19,922                        18,625
      Inventories                                          24,861                        22,687
      Prepaid expenses and other current assets             5,609                         3,732
                                                       ----------                     ---------
           Total current assets                            52,449                        61,338
                                                       ----------                     ---------
Property, plant and equipment:
      Land                                                  2,707                         2,731
      Buildings and improvements                           14,147                        12,347
      Machinery and equipment                              34,763                        26,360
                                                       ----------                     ---------
                                                           51,617                        41,438
      Less accumulated depreciation                        22,702                        16,227
                                                       ----------                     ---------
           Net property, plant and equipment               28,915                        25,211
                                                       ----------                     ---------
Other assets, net of accumulated amortization:
      Goodwill                                             23,557                         9,454
      Other                                                 3,848                         3,354
                                                       ----------                     ---------
           Total other assets                              27,405                        12,808
                                                       ----------                     ---------
                                                       $  108,769                     $  99,357
                                                       ==========                     =========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
      Accounts payable                                  $  12,458                     $  10,458
      Accrued liabilities                                   5,518                        10,716
      Current maturities of long-term debt                  1,364                         1,473
                                                       ----------                     ---------
           Total current liabilities                       19,340                        22,647
Long-term obligations:
      Long-term debt                                       17,825                           321
      Pension liability                                        96                            96
      Deferred income taxes                                   241                         2,155
      Minority interest in consolidated subsidiary            840                           874
                                                       ----------                     ---------
           Total liabilities                               38,342                        26,093
                                                       ----------                     ---------
Stockholders' equity:
      Common stock, $.02 par value:
        authorized 20,000,000 shares;
        9,915,117 shares issued                               198                           198
      Additional paid-in capital                           47,376                        47,376
      Treasury stock, at cost (865,527 and
       477,512 shares, respectively)                      (12,263)                       (6,855)
      Cumulative translation adjustments                     (903)                         (727)
      Retained earnings                                    36,019                        33,272
                                                       ----------                     ---------
           Total stockholders' equity                      70,427                        73,264
                                                       ----------                     ---------

                                                       $  108,769                     $  99,357
                                                       ==========                     =========
See accompanying notes to consolidated financial statements.

                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                              Consolidated Statements of Stockholders' Equity
                              -----------------------------------------------
                           Twenty-Six Weeks Ended May 2, 1998, and May 3, 1997
                           ---------------------------------------------------
                                               (Unaudited)

(In thousands, except per share amounts)
                                                  Additional              Cumulative               Total
                                          Common    Paid-In    Treasury   Translation  Retained  Stockholders'
                                          Stock     Capital     Stock     Adjustments  Earnings     Equity
                                          ------   ---------  ----------  -----------  ---------   ---------
Balance, November 2, 1996                 $  198   $  47,260  $   (1,529)     $  274   $  22,273   $  68,476

   Net earnings                               --          --          --          --       3,809       3,809
   Exercise of stock options                  --          --         182          --         (80)        102
   Issuance of stock to Employee
      Stock Purchase Plan                     --           8         426          --          --         434
   Compensation expense under
      stock and option plans                  --           4          --          --          16          20
   Translation adjustments                    --          --          --           6          --           6
   Cash dividends ($.07 per share)            --          --          --          --        (679)       (679)
   Treasury stock purchases                   --          --      (2,487)         --          --      (2,487)
   Issuance of stock for business
      acquisition                             --          (4)        181          --          --         177
                                          ------   ---------  ----------     -------   ---------   ---------
Balance, May 3, 1997                      $  198   $  47,268  $   (3,227)     $  280   $  25,339   $  69,858
                                          ======   =========  ==========     =======   =========   =========

Balance, November 1, 1997                 $  198   $  47,376  $   (6,855)    $  (727)  $  33,272   $  73,264

   Net earnings                               --          --          --          --       3,620       3,620
   Exercise of stock options                  --          --         219          --        (139)         80
   Issuance of stock to Employee
      Stock Purchase Plan                     --          --          30          --          --          30
   Translation adjustments                    --          --          --        (176)         --        (176)
   Cash dividends ($.08 per share)            --          --          --          --        (734)       (734)
   Treasury stock purchases                   --          --      (5,900)         --          --      (5,900)
   Issuance of stock for business
      acquisition                             --          --         243          --          --         243
                                          ------   ---------  ----------     -------   ---------   ---------
Balance, May 2, 1998                      $  198   $  47,376  $  (12,263)    $  (903)  $  36,019   $  70,427
                                          ======   =========  ==========     =======   =========   =========
See accompanying notes to consolidated financial statements.

                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                                   Consolidated Statements of Cash Flows
                                  --------------------------------------
                                             (Unaudited)
                                                                                  Twenty-Six Weeks Ended
                                                                                  -----------------------
(In thousands)                                                                     May 2,         May 3,
                                                                                    1998           1997
                                                                                  --------       --------
Cash flows from operating activities:
      Net earnings                                                                $  3,620       $  3,809
                                                                                  --------       --------
      Adjustments to reconcile net earnings to net cash provided by
     (used in) operating activities:
        Earnings from discontinued operations                                           --           (541)
        Depreciation and amortization                                                1,823          1,984
        Translation adjustments                                                       (176)             6
        Compensation expense under stock and option plans                               --             20
        Minority interest in consolidated subsidiary                                   (34)           (75)
        Change in assets and liabilities:
            Decrease (increase) in:
              Accounts receivable, net                                               2,166           (442)
              Inventories                                                           (1,429)        (2,645)
              Prepaid expenses and other current assets                             (1,127)          (210)
              Other assets, net                                                       (221)          (536)
            Increase (decrease) in:
              Accounts payable                                                      (1,082)          (120)
              Accrued liabilities                                                   (6,510)        (1,155)
                                                                                  --------       --------
                  Total adjustments                                                 (6,590)        (3,714)
                                                                                  --------       --------
            Net cash provided by (used in) by continuing operations                 (2,970)            95
            Net cash provided by discontinued operations                                --            719
                                                                                  --------       --------
            Net cash provided by (used in) operating activities                     (2,970)           814
                                                                                  --------       --------
Cash flows from investing activities:
      Additions to property, plant and equipment, net                               (3,931)        (2,464)
      Cost of business acquired, net of cash                                       (15,962)            --
                                                                                  --------       --------
            Net cash used in investing activities                                  (19,893)        (2,464)
                                                                                  --------       --------
Cash flows from financing activities:
      Additions to (repayment of) long-term debt, net                               15,150            (69)
      Common stock issuances                                                           110            713
      Cash dividends                                                                  (734)          (679)
      Treasury stock purchases                                                      (5,900)        (2,487)
                                                                                  --------       --------
            Net cash provided by (used in) financing activities                      8,626         (2,522)
                                                                                  --------       --------
Net decrease in cash and cash equivalents                                          (14,237)        (4,172)
Cash and cash equivalents-beginning of period                                       16,294          5,714
                                                                                  --------       --------
Cash and cash equivalents-end of period                                           $  2,057       $  1,542
                                                                                  ========       ========
Supplemental Cash Flow Information:
      Cash paid for interest                                                      $    277       $     44
                                                                                  ========       ========
      Cash paid for income taxes                                                  $  9,770       $  1,687
                                                                                  ========       ========
See accompanying notes to consolidated financial statements.

                        Falcon Products, Inc. and Subsidiaries
                        --------------------------------------
                      Notes to Consolidated Financial Statements
                      ------------------------------------------


Note 1. - Accounting Policies

Interest Rate Hedge Agreement
-----------------------------

      The Company manages fluctuations in interest rates by using an interest rate swap agreement. The interest rate swap is accounted for as a hedge of a debt obligation, and accordingly, the net settlement amount is recorded as an adjustment to interest expense in the period incurred.

      The Company's interest rate swap agreement requires the Company to pay a fixed rate and receive a floating rate thereby creating fixed rate debt. The Company's participation in interest rate hedging transactions involves instruments that have a close correlation with its debt, thereby managing risk. The interest rate swap agreement has been designed for hedging purposes and is not held or issued for speculative purposes.

Note 2. - Interim Results

      The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Interim results are not necessarily indicative of results for the full years. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended November 1, 1997, filed with the Securities and Exchange Commission.

Note 3. - Business Acquisition

      In March 1998, the Company acquired the stock of Howe Furniture Corporation and its subsidiaries ("Howe") for $16.595 million. Howe specializes in the design, engineering and marketing of tables for the contract office and hospitality markets. The Company used the purchase method of accounting to record this acquisition. Accordingly, results of operations have been included in the financial statements from the date of acquisition. The excess of the purchase price over amounts assigned to net tangible assets ($13.365 million) was recorded as Goodwill.

      In connection with this acquisition, the Company entered into a unsecured $20.0 million revolving line of credit expiring April 22, 2000. The rate of interest on borrowings under this agreement is, at the Company's option, the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based upon the Company's leverage ratio. The variable interest rate was 6.5% at May 2, 1998. Under the revolving line of credit agreement, the Company must comply with certain covenants including, but not limited to, the maintenance of specific ratios.

Note 4. - Interest Rate Hedge Agreement

      The Company entered into an interest swap agreement with a notional amount of $12.0 million. The notional amount of the interest swap does not represent amounts exchanged by the parties and thus, is not a measure of the Company's exposure through its use of the interest rate swap agreement. The amounts exchanged are determined by reference to the notional amount and other terms of the contract.

      Management believes that the seller of the interest rate swap agreement will be able to meet its obligation under the agreement. The Company has policies regarding the financial stability and credit standing of major counterparties. Nonperformance by the counterparty is not anticipated nor would it have a material adverse effect on the results of operations or financial position of the Company.

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

RESULTS OF OPERATIONS

General

      The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                     Thirteen Weeks Ended        Twenty-Six Weeks Endeded
                                                   ------------------------      ------------------------
                                                     May 2,         May 3,         May 2,         May 3,
                                                      1998           1997           1998           1997
                                                   ---------      ---------      ---------      ---------
Net sales                                              100.0%         100.0%         100.0%         100.0%
Cost of sales                                           71.7           70.8           71.4           71.1
                                                   ---------      ---------      ---------      ---------
  Gross margin                                          28.3           29.2           28.6           28.9
Selling, general and administrative expenses            19.2           19.9           19.1           19.3
                                                   ---------      ---------      ---------      ---------
  Operating profit                                       9.1            9.3            9.5            9.6
Interest income (expense), net and other                 (.2)            .2             --             .2
                                                   ---------      ---------      ---------      ---------
  Earnings from continuing operations before income
    taxes                                                8.9            9.5            9.5            9.8
Income tax expense                                       3.4            3.6            3.7            3.7
                                                   ---------      ---------      ---------      ---------
  Net earnings from continuing operations                5.5%           5.9%           5.8%           6.1%
                                                   =========      =========      =========      =========

Thirteen weeks ended May 2, 1998, compared to the thirteen weeks ended May 3,
1997

      Net earnings from continuing earnings were $1.8 million or $.20 per share in the second quarter of 1998, compared to $1.6 million or $.16 per share in 1997, an increase in net earnings from continuing operations of 16.3% and an increase in earnings per share from continuing operations of 25.0%.

      Net earnings were $1.8 million in the second quarter of 1998, compared to $1.9 million in 1997, a decrease of 5.4%. Earnings per share were $.20 in both 1998 and 1997.

      Net sales for the second quarter of 1998 were $33.7 million, an increase of 25.3% over 1997 second quarter net sales of $26.9 million. This increase resulted from increased sales within the Company's lodging and government markets. Sales in the second quarter of 1998 also benefited from the acquisition of Howe.

      Cost of sales was $24.1 million for the 1998 second quarter, an increase of 26.9% from $19.0 million in the second quarter of 1997. The overall increase is a result of the increased sales volume. Gross margin increased to $9.5 million for the second quarter of 1998, a 21.4% increase from $7.8 million in the same quarter of 1997. Gross margin as a percentage of net sales decreased to 28.3% in 1998 from 29.2% in 1997. The lower gross margin percentage during the second quarter of 1998 was due primarily to production difficulties associated with the plant consolidations of the Belding, Michigan, and Anaheim, California manufacturing operations into the City of Industry, California facility.

      Selling, general and administrative expenses were $6.5 million in the second quarter of 1998, compared to $5.4 million in the second quarter of 1997, an 20.8% increase. Selling, general and administrative expenses as a percentage of net sales, decreased to 19.2% for the second quarter of 1998 as compared to 19.9% for the same period of 1997. The increase from the prior year is principally related to increased selling costs, customer support costs, and increased marketing expenditures. The decrease in the expense rate in 1998 is primarily the result of certain efficiencies associated with higher sales volume, the Company's cost control measures and lower expenses for the Company's management bonus program.

      Net interest expense was $90,000 for the second quarter of 1998, versus net interest income of $16,000 for the comparable period in 1997. Financing related to the Howe acquisition accounted for the increase in borrowing costs. Income tax expense increased by $182,000, or 18.8%, in the second quarter of 1998 compared to the same period in 1997 due to greater earnings from continuing operations in 1998.

Twenty-six weeks ended May 2, 1998, compared to the twenty-six weeks ended May 3, 1997

      Net earnings from continuing operations were $3.6 million or $.38 per share in the second quarter of 1998, compared to $3.3 million or $.33 per share in 1997, an increase in net earnings from continuing operations of 10.8% and an increase in earnings per share from continuing operations of 15.2%.

      Net earnings were $3.6 million or .$38 per share, and $3.8 million or $.38 per share, during the first half of 1998 and 1997, respectively.

      Net sales for the first half of 1997 were $61.7 million, an increase of 15.2% over net sales of $53.6 million recorded for the same period in 1996. Net sales increased due to growth in the Company's contract/office, lodging and government markets and the Howe acquisition.

      Cost of sales was $44.1 million for the first half of 1998, an increase of 15.7% from $38.1 million in the first half of 1997. The overall increase is primarily related to the increased sales volume. Gross margin increased to $17.7 million for the first half of 1998, a 13.9% increase from $15.5 million in the same period of 1997. Gross margin as a percentage of net sales decreased to 28.6% in 1998 from 28.9% in 1997. The lower gross margin percentage during the second quarter of 1998 was due primarily to production difficulties associated with the plant consolidations of the Belding, Michigan, and Anaheim, California manufacturing operations into the City of Industry, California facility.

      Selling, general and administrative expenses were $11.8 million in the first half of 1998, compared to $10.4 million in 1997, a 14.1% increase. The overall increase is primarily related to increased sales and marketing programs, including salaries, travel expense and commissions, associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales decreased to 19.1% for the first half of 1998, as compared to 19.3% for the same period of 1997, due to certain efficiencies associated with the higher sales volume, the Company's cost control measures and lower expenses for the Company's management bonus program.

      Net interest income was $7,000 for the first half of 1998, versus $48,000 for the comparable period in 1997. Financing costs associated with the Howe acquisition caused the decrease in net interest income. Income tax expense was $2.3 million for the first half of 1998, as compared to $2.0 million for 1997.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at May 2, 1998, was $33.1 million and its ratio of current assets to current liabilities was 2.7 to 1.0, compared with $38.7 million and 2.7 to 1.0 at November 1, 1997.

      In connection with the Howe acquisition, the Company entered into a unsecured $20.0 million revolving line of credit expiring April 22, 2000.
The rate of interest on borrowings under this agreement is, at the Company's option, the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based upon the Company's leverage ratio. The variable interest rate was 6.5% at May 2, 1998. Under the revolving line of credit agreement, the Company must comply with certain covenants including, but not limited to, the maintenance of specific ratios.

      At May 2, 1998, $17.550 million was outstanding under the revolving line of credit and the Company had unused and available borrowing capacity of $2.450 million.

      The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary source of liquidity.

      During the first two quarters of 1998, the Company repurchased 420,500 shares of its common stock for a total cost of approximately $5.9 million. The Company is authorized to purchase up to an additional 436,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

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

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 6, 1998, for the purposes of electing three Class B directors for a term expiring in 2001, and considering and voting upon proposals to adopt the Company's 1997 Employee Stock Purchase Plan and Non-Employee Directors' Deferred Compensation Plan.

          The number of votes for and withheld for each nominee for director and the number of votes for, against and abstained for the proposals to adopt the Company's 1997 Employee Stock Purchase Plan and Non-Employee Directors' Deferred Compensation Plan are as follows:

   Nominee                             Votes For             Votes Withheld
   -------                             ---------             --------------
Raynor E. Baldwin                      7,365,851                  16,442
Darryl C. Rosser                       7,369,305                  12,988
James Schneider                        7,369,798                  12,495

                                       Votes For             Votes Against         Votes Abstained
                                       ---------             -------------         ---------------
Adoption of 1997 Employee
Stock Purchase Plan                    6,581,525                 155,499                 645,269

                                       Votes For             Votes Against         Votes Abstained
                                       ---------             -------------         ---------------
Adoption of Non-Employee
Directors' Deferred
Compensation Plan                      6,573,181                 164,202                 644,910

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a)   Exhibits

                Exhibit 10.29 - Loan Agreement dated as of April 22,1998,
                 between the Company and NationsBank, N.A. entered into with respect to a $20,000,000 revolving line of credit, filed herewith
                Exhibit 11 - Computation of Earnings Per Share
                Exhibit 27 - Financial data schedule (filed in EDGAR
                 version only)

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

                                            FALCON PRODUCTS, INC.
                                            ---------------------
                                            (Registrant)


Date:  June 15, 1998                        /s/ Franklin A. Jacobs
                                            ----------------------
                                            Franklin A. Jacobs
                                            Chief Executive Officer
                                            and Chairman of the Board


Date:  June 15, 1998                        /s/ Michael J. Dreller
                                            ----------------------
                                            Michael J. Dreller
                                            Vice President and
                                            Chief Financial Officer