Form 10-Q
period 1998-08-01
FALCON PRODUCTS INC /DE/
filed 1998-09-15
CIK 34339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549
                                    FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 1998

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


                                 (314) 991-9200
             (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES    X       NO
                                              ---------      ---------

As of September 14, 1998, the registrant had 9,056,665 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                            Falcon Products, Inc. and Subsidiaries
                                            --------------------------------------
                                              Consolidated Statements of Earnings
                                              -----------------------------------
                                                         (Unaudited)

                                                        Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                                      -------------------------         --------------------------
(In thousands, except per share data)                 August 1,       August 2,         August 1,        August 2,
                                                        1998            1997              1998             1997
                                                      --------        ---------         ---------        --------
Net sales                                             $ 41,297        $ 28,570          $ 103,008        $ 82,153

Cost of sales, including nonrecurring item              32,073          20,199             76,125          58,280

Special and nonrecurring items, net                        111            --                  111            --

Selling, general and administrative expenses             8,545           5,686             20,358          16,041

Interest expense (income) and other, net                   217              19                176            (105)
                                                      --------        --------          ---------        --------
      Earnings from continuing operations before
        income taxes                                       351           2,666              6,238           7,937

Income taxes                                               135           1,013              2,402           3,016
                                                      --------        --------          ---------        --------
      Net earnings from continuing operations              216           1,653              3,836           4,921

Earnings from discontinued operations, net of tax         --               397               --               938
                                                      --------        --------          ---------        --------
      Net earnings                                    $    216        $  2,050          $   3,836        $  5,859
                                                      ========        ========          =========        ========

Basic and diluted earnings per share:
      Continuing operations                           $    .02        $    .17          $     .41        $    .50

      Discontinued operations                              --              .04               --               .09
                                                      --------        --------          ---------        --------

      Net earnings per share                          $    .02        $    .21          $     .41        $    .59
                                                      ========        ========          =========        ========

See accompanying notes to consolidated financial statements.

                                       Falcon Products, Inc. and Subsidiaries
                                       --------------------------------------
                                            Consolidated Balance Sheets
                                            ---------------------------
                                                    (Unaudited)
(In thousands, except share data)
                                                                            Aug. 1,                        Nov. 1,
                                                                             1998                           1997
                                                                           ----------                     --------
Assets
------
Current assets:
    Cash and cash equivalents                                              $   1,770                      $ 16,294
    Accounts receivable, less allowances
      of $975 and $807, respectively                                          23,133                        18,625
    Inventories                                                               24,287                        22,687
    Prepaid expenses and other current assets                                  4,465                         3,732
                                                                           ---------                      --------
          Total current assets                                                53,655                        61,338
                                                                           ---------                      --------
Property, plant and equipment:
    Land                                                                       2,047                         2,731
    Buildings and improvements                                                11,247                        12,347
    Machinery and equipment                                                   34,894                        26,360
                                                                           ---------                      --------
                                                                              48,188                        41,438
    Less accumulated depreciation                                             22,162                        16,227
                                                                           ---------                      --------
          Net property, plant and equipment                                   26,026                        25,211
                                                                           ---------                      --------
Other assets, net of accumulated amortization:
    Goodwill                                                                  23,043                         9,454
    Other                                                                      4,597                         3,354
                                                                           ---------                      --------
          Total other assets                                                  27,640                        12,808
                                                                           ---------                      --------
                                                                           $ 107,321                      $ 99,357
                                                                           =========                      ========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                       $  13,530                      $ 10,458
    Accrued liabilities                                                        5,516                        10,716
    Current maturities of long-term debt                                       1,358                         1,473
                                                                           ---------                      --------
          Total current liabilities                                           20,404                        22,647
Long-term obligations:
    Long-term debt                                                            14,154                           321
    Minority interest in consolidated subsidiary                                 812                           874
    Other                                                                      1,553                         2,251
                                                                           ---------                      --------
          Total liabilities                                                   36,923                        26,093
                                                                           ---------                      --------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
      9,915,117 shares issued                                                    198                           198
    Additional paid-in capital                                                47,376                        47,376
    Treasury stock, at cost (855,352 and 477,512 shares, respectively)       (12,108)                       (6,855)
    Cumulative translation adjustments                                          (861)                         (727)
    Retained earnings                                                         35,793                        33,272
                                                                           ---------                      --------
          Total stockholders' equity                                          70,398                        73,264
                                                                           ---------                      --------
                                                                           $ 107,321                      $ 99,357
                                                                           =========                      ========

See accompanying notes to consolidated financial statements.

                                       Falcon Products, Inc. and Subsidiaries
                                       --------------------------------------
                                  Consolidated Statements of Stockholders' Equity
                                  -----------------------------------------------
                            Thirty-Nine Weeks Ended August 2, 1997, and August 1, 1998
                            ----------------------------------------------------------
                                                    (Unaudited)

(In thousands, except per share amounts)
                                                 Additional                       Cumulative                    Total
                                    Common        Paid-in          Treasury      Translation    Retained     Stockholders'
                                    Stock         Capital            Stock       Adjustments    Earnings         Equity
                                   --------      ----------        --------      -----------    ---------    -------------
Balance, November 2, 1996          $   198       $ 47,260        $  (1,529)       $   274       $  22,273       $  68,476

   Net earnings                         --             --               --             --           5,859           5,859
   Exercise of stock options            --             --              410             --            (248)            162
   Issuance of stock to Employee
      Stock Purchase Plan               --              4              658             --              --             662
   Compensation expense under
      stock and option plans            --             --               --             --              23              23
   Translation adjustments              --             --               --            214              --             214
   Cash dividends
      ($.105 per share)                 --             --               --             --          (1,015)         (1,015)
   Treasury stock purchases             --             --           (4,669)            --              --          (4,669)
   Issuance of stock for
      business acquisition              --              5              264             --              --             269
                                   -------       --------        ---------        -------       ---------       ---------
Balance, August 2, 1997            $   198       $ 47,269        $  (4,866)       $   488       $  26,892       $  69,981
                                   =======       ========        =========        =======       =========       =========


Balance, November 1, 1997          $   198       $ 47,376        $  (6,855)       $  (727)      $  33,272       $  73,264

   Net earnings                         --             --               --             --           3,836           3,836
   Exercise of stock options            --             --              324             --            (217)            107
   Issuance of stock to Employee
      Stock Purchase Plan               --             --               30             --              --              30
   Translation adjustments              --             --               --           (134)             --            (134)
   Cash dividends ($.12 per share)      --             --               --             --          (1,098)         (1,098)
   Treasury stock purchases             --             --           (5,945)            --              --          (5,945)
   Issuance of stock
      for business acquisition          --             --              338             --              --             338
                                   -------       --------        ---------        -------       ---------       ---------

Balance, August 1, 1998            $   198       $ 47,376        $ (12,108)       $  (861)      $  35,793       $  70,398
                                   =======       ========        =========        =======       =========       =========

See accompanying notes to consolidated financial statements.


                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                    Consolidated Statements of Cash Flows
                                    -------------------------------------
                                                  (Unaudited)
                                                                              Thirty-Nine Weeks Ended
                                                                         ---------------------------------
(In thousands)                                                            August 1,              August 2,
                                                                            1998                   1997
                                                                         ----------              ---------
Cash flows from operating activities:
 Net earnings                                                            $  3,836                $  5,859
 Adjustments to reconcile net earnings to net cash provided by
 (used in) operating activities:
      Earnings from discontinued operations                                    --                    (938)
      Depreciation and amortization                                         3,215                   3,154
      Special and nonrecurring items, net                                   3,361                      --
      Translation adjustments                                                (134)                    214
      Compensation expense under stock and option plans                        --                      23
      Minority interest in consolidated subsidiary                            (62)                    (56)
      Change in assets and liabilities:
           Decrease (increase) in:
                Accounts receivable, net                                   (1,045)                   (603)
                Inventories                                                (4,105)                 (5,075)
                Prepaid expenses and other current assets                      17                     (81)
                Other assets, net                                          (1,291)                   (762)
           Increase (decrease) in:
                Accounts payable                                              (10)                  3,076
                Accrued liabilities                                        (6,926)                   (740)
                                                                         --------                --------
           Total adjustments                                               (6,980)                 (1,788)
                                                                         --------                --------
           Net cash provided by (used in) continuing operations            (3,144)                  4,071
           Net cash provided by discontinued operations                        --                      54
                                                                         --------                --------
           Net cash provided by (used in) operating activities             (3,144)                  4,125
                                                                         --------                --------
Cash flows from investing activities:
 Cost of business acquired, net of cash                                   (15,962)                     --
 Net proceeds from sale of building                                         5,170                      --
 Additions to property, plant and equipment, net                           (5,155)                 (3,505)
                                                                         --------                --------
           Net cash used in investing activities                          (15,947)                 (3,505)
                                                                         --------                --------
Cash flows from financing activities:
 Additions to (repayment of) long-term debt, net                           11,473                     (27)
 Common stock issuances                                                       137                   1,093
 Cash dividends                                                            (1,098)                 (1,015)
 Treasury stock purchases                                                  (5,945)                 (4,669)
                                                                         --------                --------
           Net cash provided by (used in) financing activities              4,567                  (4,618)
                                                                         --------                --------
Net decrease in cash and cash equivalents                                 (14,524)                 (3,998)
Cash and cash equivalents-beginning of period                              16,294                   5,714
                                                                         --------                --------
Cash and cash equivalents-end of period                                  $  1,770                $  1,716
                                                                         ========                ========

Supplemental Cash Flow Information:
 Cash paid for interest                                                  $    423                $     63
                                                                         ========                ========
 Cash paid for income taxes                                              $  4,985                $  2,979
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

                     Falcon Products, Inc. and Subsidiaries
                     --------------------------------------
                  Notes to Consolidated Financial Statements
                  ------------------------------------------
                    Thirty-Nine Weeks Ended August 2, 1997
                    --------------------------------------


Note 1. - Accounting Policies

Interest Rate Hedge Agreement
-----------------------------

      The Company manages fluctuations in interest rates on borrowings under its revolving credit facility by using an interest rate swap agreement. The interest rate swap agreement is accounted for as a hedge of a debt obligation, and accordingly, the net settlement amount is recorded as an adjustment to interest expense in the period incurred.

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

Note 3. - Special and nonrecurring items

      During the third quarter of 1998, the Company recorded a pre-tax charge of $4.7 million, $2.9 million after-tax, related to management's decision to discontinue and dispose of the Company's hotel casegoods line of business.
The charge entails the writedown of assets, including goodwill, inventories and equipment, associated with the product line located in the Tijuana, Mexico facility. Cost of sales includes a $3.3 million charge to writedown the carrying value of inventory. The remaining components of the charge have been reported in Special and Nonrecurring Items, net on the accompanying Consolidated Statement of Earnings and are related to impairment charges and reserves for losses on disposal of certain assets and exit costs for lease termination.

      The Company also recorded a $1.3 million pre-tax gain on the sale of the Company's corporate headquarters building in the third quarter of 1998, which is included in Special and Nonrecurring Items, net on the accompanying Consolidated Statement of Earnings. The Company entered into a two year lease agreement to lease back a portion of the premises, and accordingly, the portion of the total $2.5 million gain representing the present value of the operating lease payments, approximately $1.2 million, was deferred and is included in Other Liabilities on the accompanying Consolidated Balance Sheet as of August 1, 1998. The deferred gain will be credited to income as a reduction to rent expense over the term of the lease.

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

RESULTS OF OPERATIONS

General

      The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                       Thirteen Weeks Ended                 Thirty-Nine Weeks Ended
                                                     -----------------------                ------------------------
                                                     August 1,    August 2,                 August 1,      August 2,
                                                       1998         1997                      1998            1997
                                                     ---------    ---------                ---------       ---------
Net sales                                              100.0%       100.0%                   100.0%          100.0%
Cost of sales, including nonrecurring item              77.7         70.7                     73.9            70.9
Special and nonrecurring items, net                      0.3          --                       0.1             --
Selling, general and administrative expenses            20.7         19.9                     19.8            19.5
Interest expense (income) and other net                  0.5          0.1                      0.2            (0.1)
                                                     ---------    ---------                ---------       ---------
Earnings from continuing operations before income
   taxes                                                 0.8          9.3                      6.0             9.7
Income tax expense                                       0.3          3.5                      2.3             3.7
                                                     ---------    ---------                ---------       ---------
Net earnings from continuing operations                  0.5%         5.8%                     3.7%            6.0%
                                                     =========    =========                =========       =========

Supplemental Information - Before Special and
   Nonrecurring Items
Gross Margin                                            69.8%        70.7%                    70.7%           70.9%
Earnings from continuing operations before income
   taxes                                                 9.0          9.3                      9.3             9.7
Net earnings from continuing operations                  5.5          5.8                      5.7             6.0

Thirteen weeks ended August 1, 1998, compared to the thirteen weeks ended August 2, 1997

      Net earnings were $216,000, or $.02 per share, in the third quarter of 1998, compared to $2.1 million in 1997, or $.21 per share. Net earnings from continuing operations were $216,000, or $.02 per share, compared to $1.7 million, or $.17 per share, in the 1997 third quarter.

      Net sales for the third quarter of 1998 were $41.3 million, an increase of 44.5% over 1997 third quarter net sales of $28.6 million. Sales in the third quarter of 1998 benefited from the acquisition of Howe Furniture Corporation ("Howe") completed in March of 1998. This increase also resulted from increased sales in the Company's national accounts and hospitality markets.

      Cost of sales was $32.1 million for the 1998 third quarter, an increase of 58.8% from $20.2 million in the third quarter of 1997. The Company recorded a $4.7 million pre-tax, nonrecurring charge, which included a $3.3 million charge to writedown the carrying value of inventory, to dispose of its hotel casegoods line of business. Cost of sales excluding this nonrecurring item was $28.8 million or an increase of 42.7% from the same period in 1997. The increase is primarily the result of the increased sales volume. Gross margin, excluding the nonrecurring item, increased to $12.5 million for the third quarter of 1998, a 49.0% increase from $8.4 million in the same quarter of 1997. Gross margin, excluding the nonrecurring item, as a percentage of net sales increased to 30.2% in 1998 from 29.3% in 1997. The higher gross margin percentage during the third quarter of 1998 was due to improved operating performance at the Company's City of Industry, California manufacturing facility.

      During the third quarter of 1998, the Company recorded a pre-tax charge of $4.7 million, $2.9 million after-tax, related to management's decision to discontinue and dispose of the Company's hotel casegoods line of business. The charge entails the writedown of assets, including goodwill, inventories and equipment, associated with the product line located in the Tijuana, Mexico facility. Cost of sales includes a $3.3 million charge to writedown the carrying value of inventory. The remaining components of the charge have been reported in Special and Nonrecurring Items, net on the Consolidated Statement of Earnings and are related to impairment charges and reserves for losses on disposal of certain assets and exit costs for lease termination losses.

      The Company also recorded a $1.3 million pre-tax gain on the sale of the Company's corporate headquarters building, which is included in Special and Nonrecurring Items. The Company entered into a two year lease agreement to lease back a portion of the premises, and accordingly, the portion of the total $2.5 million gain representing the present value of the operating lease payments, approximately $1.2 million, was deferred. The deferred gain will be credited to income as a reduction to rent expense over the term of the lease.

      Selling, general and administrative expenses were $8.5 million in the third quarter of 1998, compared to $5.7 million in the second quarter of 1997, a 50.3% increase. The increase is primarily related to increased selling costs, customer support costs and marketing expenditures associated with the increase in sales volume. Selling, general and administrative expenses as a percentage of net sales increased to 20.7% for the third quarter of 1998 as compared to 19.9% for the same period of 1997. The increase in the expense rate in 1998 is primarily the result of increased sales and marketing programs during the quarter.

      Interest expense and other was $217,000 for the third quarter of 1998 versus $19,000 for the comparable period in 1997. Financing related to the Howe acquisition accounted for the increase in borrowing costs. Income tax expense decreased by $878,000, or 86.7%, in the third quarter of 1998 compared to the same period in 1997 due to lower earnings from continuing operations in 1998.

Thirty-nine weeks ended August 1, 1998, compared to the thirty-nine weeks ended August 2, 1997

      Net earnings from continuing operations were $3.8 million, or $.41 per share, during the first three quarters of 1998, compared to $4.9 million, or $.50 per share, in 1997, a decrease in both net earnings from continuing operations and earnings per share from continuing operations of 22.0%.

      Net earnings were $3.8 million, or $.41 per share, and $5.9 million, or $.59 per share, during the first three quarters of 1998 and 1997, respectively.

      Net sales for the first three quarters of 1998 were $103.0 million, an increase of 25.4% over net sales of $82.2 million recorded for the same period in 1997. Net sales increased due to growth in the Company's national accounts, hospitality and contract/office markets and due to the acquisition of Howe in March 1998.

      Cost of sales was $76.1 million for the first three quarters of 1998, an increase of 30.6% from $58.3 million in the first three quarters of 1997. As previously discussed, cost of sales in 1998 includes a $3.3 million charge to writedown the carrying value of inventory. Cost of sales excluding this nonrecurring item was $72.9 million or an increase of 25.0% from the same period in 1997. Gross margin, excluding this nonrecurring item, increased to $30.1 million for the first three quarters of 1998, a 26.2% increase from $23.9 million in the same period of 1997. Gross margin, excluding this nonrecurring item, as a percentage of net sales increased to 29.3% in 1997 from 29.1% in 1996.

      During the third quarter of 1998, the Company recorded a pre-tax charge of $4.7 million, $2.9 million after-tax, related to management's decision to discontinue and dispose of the Company's hotel casegoods line of business. The charge entails the writedown of assets, including goodwill, inventories and equipment, associated with the product line located in the Tijuana, Mexico facility. Cost of sales includes a $3.3 million charge to writedown the carrying value of inventory. The remaining components of the charge relate to impairment charges and reserves for losses on disposal of certain assets and exit costs for lease termination losses.

      The Company also recorded a $1.3 million pre-tax gain on the sale of the Company's corporate headquarters building in the third quarter of 1998, which is included in Special and Nonrecurring Items, net on the Consolidated Statement of Earnings. The Company entered into a two year lease agreement to lease back a portion of the premises, and accordingly, the portion of the total $2.5 million gain representing the present value of the operating lease payments, approximately $1.2 million, was deferred. The deferred gain will be credited to income as a reduction to rent expense over the term of the lease.

      Selling, general and administrative expenses were $20.4 million in the first three quarters of 1998, compared to $16.0 million in 1997, a 26.9% increase. The overall increase is primarily related to increased sales and marketing programs, including salaries, travel expense and commissions, associated with the increased sales volume. Selling, general and administrative expenses as a percentage of net sales increased to 19.8% for the first three quarters of 1998 as compared to 19.5% for the same period of 1997, due to increased sales and marketing programs.

      Interest expense and other was $176,000 for the first three quarters of 1998 versus interest income of $105,000 for the comparable period in 1997. Financing related to the Howe acquisition accounted for the increase in borrowing costs. Income tax expense decreased by $614,000, or 20.4%, in the first three quarters of 1998 compared to the same period in 1997 due to lower earnings from continuing operations in 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company's working capital at August 1, 1998, was $33.3 million and its ratio of current assets to current liabilities was 2.6 to 1.0, compared with $38.7 million and 2.7 to 1.0 at November 1, 1997.

      At August 1, 1998, $13.9 million was outstanding under the revolving line of credit and the Company had unused and available borrowing capacity of $6.1 million.

      During the first three quarters of 1998, the Company repurchased approximately 424,000 shares of its common stock for a total cost of approximately $5.9 million. The Company is authorized to purchase up to an additional 433,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

      The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, and available borrowings under its revolving credit facility.

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

                                          FALCON PRODUCTS, INC.
                                          ---------------------
                                          (Registrant)


Date:  September 14, 1998                 /s/ Franklin A. Jacobs
                                          ----------------------
                                          Franklin A. Jacobs
                                          Chief Executive Officer
                                          and Chairman of the Board


Date:  September 14, 1998                 /s/ Michael J. Dreller
                                          ----------------------
                                          Michael J. Dreller
                                          Vice President and
                                          Chief Financial Officer