Form 10-K405
period 1998-10-31
FALCON PRODUCTS INC /DE/
filed 1999-01-29
CIK 34339

           SECURITIES  AND  EXCHANGE  COMMISSION
                   WASHINGTON, D.C. 20549
                   _____________________

                         FORM 10-K
(MARK ONE)
[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
            FOR THE FISCAL YEAR ENDED OCTOBER 31, 1998
                                 OR
[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                  FOR THE TRANSITION PERIOD FROM _____ TO _____
                       COMMISSION FILE NUMBER 1-11577
                       ________________________

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

                    ________________________________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:
Yes [X]   No [ ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

     As of January 20, 1999, the Registrant had outstanding 9,027,607 shares of Common Stock. The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 20, 1999, was $73.5 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

             DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 31, 1998, are incorporated by reference into Parts II and IV of this Report.

     Portions of the Registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders to be held March 10, 1999, are incorporated by reference into Part III of this Report.

                             TABLE OF CONTENTS

                                                                             PAGE
                                                                             ----
PART I
------


        ITEM 1.      Business. . . . . . . . . . . . . . . . . . . . . .       3
        ITEM 2.      Properties. . . . . . . . . . . . . . . . . . . . .       9
        ITEM 3.      Legal Proceedings . . . . . . . . . . . . . . . . .       9
        ITEM 4.      Submission of Matters to a Vote of Security
                       Holders . . . . . . . . . . . . . . . . . . . . .      10
        ITEM 4A.     Executive Officers of the Registrant. . . . . . . .      10

PART II
-------

        ITEM 5.      Market for the Registrant's Common Equity and
                       Related Stockholder Matters . . . . . . . . . . .      11
        ITEM 6.      Selected Financial Data . . . . . . . . . . . . . .      11
        ITEM 7.      Management's Discussion and Analysis of
                       Financial Condition and Results of Operations . .      12
        ITEM 8.      Financial Statements and Supplementary Data . . . .      12
        ITEM 9.      Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure . . . . . . .      12

PART III
--------

        ITEM 10.     Directors and Executive Officers of the Registrant.      12
        ITEM 11.     Executive and Director Compensation . . . . . . . .      12
        ITEM 12.     Security Ownership of Certain Beneficial Owners
                       and Management. . . . . . . . . . . . . . . . . .      12
        ITEM 13.     Certain Relationships and Related Transactions. . .      12

PART IV
-------

        ITEM 14.     Exhibits, Financial Statement Schedules and Reports
                       on Form 8-K . . . . . . . . . . . . . . . . . . .      13

SIGNATURES           . . . . . . . . . . . . . . . . . . . . . . . . . .      16
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

                              PART I

ITEM 1.  BUSINESS.

GENERAL

        The Company designs, manufactures and markets an extensive line of furniture and related products for the food service, office, hospitality, healthcare and retail markets, including table bases, table tops, metal and wood chairs, booths, casegoods and interior decor systems. The Company manufactures most of its products to customer order from basic raw materials. The Company markets its products to a wide variety of customers, including wholesale distributors, buying groups, architecture and design firms, office furniture dealers and end-users, through a combination of its own direct factory sales force and independent manufacturer's representatives.

PRODUCTS

        Furniture Products. The Company's principal products consist of table bases, table tops, wood and metal chairs, booths, and casegoods.
The Company's table bases are produced in a variety of sizes, styles and finishes and are utilized by restaurants, hotels, offices, cafeterias, hospitals, airports, universities, country clubs and other commercial locations where food is served. More than 35 styles of table bases are finished to order in one of the Company's standard catalog powder coat paint finishes or designer plated finishes and also may be painted to match a customer's custom finish requirements. Table bases either may be combined with table tops produced by the Company to create complete tables for sale to customers or may be used by a customer in connection with other table tops. The Company also has a number of original equipment manufacturer customers who purchase its table bases for use with their own table tops.

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

        The combination of the Company's broad line of furniture products and its vertical manufacturing capabilities enable it to offer a complete commercial interior decor package to its customers with significant design flexibility and short lead times. The Company integrates certain of its products into complete interior decor systems, which include all furniture, booths, walls, wood trim and casegood components. These turnkey decor packages include casegood components such as counters, bars, divider walls, planter units, salad bars and stands produced in a variety of high-pressure laminates which are manufactured by the Company, delivered to the customer site and installed by employees or Company-trained subcontractors. These packages are suitable for either new food service installations or remodeling existing facilities.

MARKETING AND DISTRIBUTION

        Domestic Sales of Furniture Products. The Company sells its furniture products throughout the United States to a wide variety of customers, including restaurant supply dealers, architectural design firms, office furniture dealers, mass merchandisers, OEM's and chain restaurants. These products are marketed through a combination of direct factory sales representatives employed by the Company and independent manufacturer's representatives organizations. Most sales representatives are assigned to geographical territories. The efforts of these factory and independent sales representatives are directed by the Company's Vice President-Sales and Marketing, the Company's other vice presidents who focus on individual markets, and the Company's regional sales managers.

        Each factory and independent sales representative is assigned a territory in which to promote and sell the Company's products and assist in resolution of any complaints with regard to his or her sales. The Company determines the prices at which its products will be sold. The Company's independent sales representatives are commissioned and do not carry competing lines.

        The Company's marketing programs assist its representatives in various ways. The Company (i) conducts extensive training programs to better educate its sales representatives with respect to the design, manufacture, variety and decor applications of the Company's products;
(ii) provides restaurant supply and office furniture dealers, mass merchandisers, architectural designers, OEM's and other customers with catalog materials, samples and brochures; (iii) maintains a customer service department that ensures that the Company promptly responds to the needs and orders of its customers; (iv) exhibits its products at national and regional furniture shows and at three showrooms in the Merchandise Mart in Chicago; (v) maintains regular contact with key customers; and
(vi) conducts ongoing surveys to determine customer satisfaction.

        Flight. The Company's office and other furniture products are also marketed through the Company's "Flight" network of over 400 independent office furniture dealers. Flight dealers distribute the Company's furniture products to a wide variety of commercial users and office furniture retailers and provide the Company with access to incremental sales opportunities. The Flight network is designed to both distribute the Company's office furniture products and cross-sell its food service furniture products. The Company utilizes its direct factory sales force and independent sales representatives, under the supervision of the Company's Vice President - Contract, to call upon existing and prospective Flight dealers.

        International Sales. The Company's products are marketed throughout Europe through an exclusive distribution agreement with a European distributor. The Company's Falcon Mimon, a.s., subsidiary located in Mimon, Czech Republic ("Falcon Mimon") also markets wood chair frames directly. The Company's Howe Europe a/s, subsidiary located in Middelfart, Denmark ("Howe Europe") markets, assembles and distributes tables and chairs to the European contract office market for training, conferencing, meeting and executive dining applications. The Company holds the European distribution rights to the award-winning 40/4(TM) chair through an exclusive licensing agreement with David Rowland, the chair's designer. The manufacturing capabilities of Falcon Mimon, Howe Europe and the distribution network allow the Company to take advantage of opportunities in Europe.

        Distribution of the Company's products in Asia and the Pacific Rim is achieved through exclusive distribution arrangements in Japan, Hong Kong, and South Korea. The Company plans to augment existing distribution agreements during 1999 with additional distribution arrangements in other countries in the Pacific Rim. The Company's
Falcon Products (Shenzhen) Limited, subsidiary located in Shenzhen, The Peoples Republic of China ("Falcon China") markets table tops and millwork to support National Accounts throughout the Asia Pacific region. The Company's international sales efforts are supported by dedicated customer service personnel. During 1998, 1997 and 1996, foreign operations and export sales were $13.5, $9.3 million, and $10.9 million, respectively. Of these amounts, $8.7 million, $3.9 million and $3.8 million of sales in 1998, 1997 and 1996, respectively, were made directly from the Company's Falcon Mimon, Howe Europe, and Falcon China locations.

        National Accounts. The Company's National Accounts program targets the major restaurant chains. The Company maintains a separate National Accounts sales force consisting of both employee sales representatives and independent sales representatives that are directed by the Company's Vice President-Food Service and regional sales managers. The Company believes that its vertically integrated manufacturing capabilities allow it to better serve these customers than most of its competitors and that its design, installation and service capabilities are particularly suited for many of these customers. The National Accounts sales force develops original design concepts, including seating layouts and product specifications for each customer based on the customer's requirements. The Company's National Accounts sales force is supported by its own customer service team, quotation and design staff and product engineers, located at the Company's Newport, Tennessee and City of Industry, California manufacturing facilities.

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

        The Company's facility in Lewisville, Arkansas, produces wood chairs. Approximately 10% of the facility's wood chairs are produced entirely in house, with the balance assembled from machined parts imported from Falcon Mimon or other European suppliers. The Company purchases these parts in container loads and then assembles and finishes the chairs to customer order. To provide consistency and speed to the finishing process, a conveyorized paint line is utilized with spray booths and drying ovens positioned to allow proper flash off and curing times between finishing steps.

        The Company's facility in Belmont, Mississippi, produces metal chairs and fiberglass seating that are marketed to the restaurant, banquet, retail distribution, office, and healthcare markets. Most chairs are manufactured totally in-house through a process of metal bending, fabrication, robotic welding and upholstering. All metal chairs are then finished to customer requirements through plating or powder coat painting.

        The Company's facility in City of Industry, California, produces fiberglass booths, table tops, millwork and casegoods, metal chairs, wood chairs and fully upholstered seating; finishes raw table bases received from the Company's Juarez facility; and upholsters finished wood chair frames received from the Company's Tijuana facility. In addition to manufacturing these additional products, this facility also serves as a central distribution center for products manufactured at other Falcon locations destined for the western United States.

        The Company's facility in Tijuana, Mexico, manufactures casegoods and wood chairs that are primarily suited for the lodging and hospitality markets. Most of the chair frames manufactured and finished in this factory are shipped to the City of Industry plant for upholstering or consolidation with other Falcon products before the products are shipped to customers. During 1998, the Company announced that it will discontinue the manufacturer of casegoods products for the lodging and hospitality markets.

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

        The Company's facility in Mimon, Czech Republic, produces wood chairs and wood chair parts for export and sale within the Czech Republic. Approximately 50% of this facility's production is for chair parts shipped to the Company's facility in Lewisville, Arkansas, for assembly and final finishing. This facility also exports finished chairs and chair parts to customers in Europe, the Pacific Rim and North America. This facility has wood drying, machining and bending capabilities to produce chair frames from raw lumber and finishing and upholstery capabilities to complete fully finished chairs to customer specifications.

        The Company's facility in Shenzhen, The Peoples Republic of China, produces table tops and millwork. This facility also outsources other related items to support sales to National Accounts customers throughout the Asia Pacific region.

        The Company's facility in Middelfart, Denmark, markets, assembles, and distributes tables and chairs to the European contract office market for training conferencing, meeting and executive dining applications.
The Company holds the European distribution rights to the award-winning 40/4(TM) chair through an exclusive licensing agreement with the chair's designer.

        The Company's Howe and Johnson subsidiaries outsource approximately 30% of the manufacturing of their table tops. The remaining products are manufactured at the Newport facility. These tables are marketed as training, meeting, conferencing, seminar, dining, banquet and general work tables to the contract office, institutional and hospitality markets.

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

BACKLOG

        As of October 31, 1998, the Company's backlog of orders for its products believed to be firm was approximately $23.5 million, as compared to $21.2 million at November 1, 1997. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

COMPETITION

        The food service, office furniture and hospitality segments of the furniture industry are fragmented and highly competitive with respect to each of the products sold by the Company. The Company believes its competitive strengths are its vertically integrated manufacturing, its emphasis on customer service and support, its reputation for quality and responsiveness to its customers, the one-stop shopping advantage made possible by the wide variety of products offered by the Company and its ability to design, manufacture and install turnkey interior decor systems. The Company competes for sales of each of its products with numerous domestic and foreign manufacturers, many of which have financial and other resources greater than the Company.

EMPLOYEES

        As of December 31, 1998, the Company employed approximately 1,371 persons in its four domestic manufacturing facilities and support locations, 429 in its manufacturing facilities in Mexico, 12 in China, 20 in Denmark, and 378 in its manufacturing facility in Mimon, Czech Republic. Approximately 52 persons were employed in sales, 303 persons in administration and 1,855 in manufacturing.

TRADEMARKS AND PATENTS

        The Company has registered the "FALCON", "CHARLOTTE", "FLIGHT", "GENESIS", "HOWE", "JOHNSON", "M.A.T.S.", "DIFFRIENT", "MIOS", "STORM", "TUTOR", and "TEMPEST", trademarks, in addition to numerous other trademarks, with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received mechanical patents on certain of its furniture mechanisms and components. The Company believes that while its patents and trademarks have value, it is not dependent upon patents, trademarks, servicemarks or copyrights.

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

ACQUISITIONS

        In March 1998, the Company acquired the stock of Howe Furniture Corporation and its subsidiaries ("Howe") for $16.6 million in cash and assumed $2.2 million in outstanding long-term obligations. Howe specializes in the design, engineering and marketing of tables for the contract office and hospitality markets. The Company used the purchase method of accounting to record this acquisition. Accordingly, results of operations have been included in the financial statements from the date of acquisition. The excess of the purchase price over amounts assigned to net tangible assets ($13.9 million) was recorded as goodwill.

        In October 1996, the Company acquired certain assets and assumed certain liabilities of The Chair Source for 266,400 newly issued shares of common stock valued at approximately $3.3 million, plus 50,000 shares of common stock to be issued through October 1999, subject to certain contingencies. The Chair Source manufactured wood and upholstered seating in Anaheim, California and distributes them primarily to the hospitality, lodging and food service markets.

        In February 1996, the Company acquired substantially all of the assets and assumed certain liabilities of a manufacturing facility located in Tijuana, Mexico. This facility specializes in manufacturing upscale wood and upholstered seating and casegoods primarily for the lodging and hospitality markets. The total purchase price for this facility was approximately $500 thousand and was funded by the Company with its available cash reserves.

ITEM 2.  PROPERTIES.

     The following table provides information with respect to each of the Company's manufacturing facilities:

                    BUILDING AREA
      LOCATION      (SQUARE FEET)           PRODUCTS                 LEASE/OWNERSHIP TERMS
     ---------      -------------           --------                 ---------------------
Newport, Tennessee     370,000      Table bases, table tops,         Leases expiring in December
                                    millwork, casegoods, and         2001, with two five-year
                                    booths                           renewals.

Belmont, Mississippi   227,000      Metal chairs and fiberglass      Own 176,000 square feet in four
                                    seating                          contiguous buildings; Lease
                                                                     51,000 square feet expiring in
                                                                     November 2003.

Lewisville, Arkansas   159,000      Wood chairs                      Leases expiring in August
                                                                     2000, with three five-year
                                                                     renewal options.

City of Industry,      177,000      Table bases, table tops,         Lease expiring in April 2006,
    California                      millwork, casegoods, metal       with three five-year renewal
                                    chairs, and fully upholstered    options.
                                    seating

Irwindale, California   34,000      Fiberglass booths                Leases expiring in October 1999.

Mimon, Czech Republic  700,000      Wood chairs                      Owned

Juarez, Mexico          51,000      Iron castings for table bases    Owned

Tijuana, Mexico         90,000      Wood chairs, fully upholstered   Leases expiring in December 1999,
                                    seating and casegoods            with three one-year renewal
                                                                     options.


Shenzhen, The Peoples   15,000      Table tops and millwork          Lease expiring July 31, 1999,
Republic of China                                                    with an annual renewal option.

Middelfart, Denmark     25,000      Tables and chairs                Lease expiring in March 1999.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended October 31, 1998.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT<F*>.

     The Executive Officers of the Company are:

NAME                                          POSITION                                         AGE
----                                          --------                                         ---
Franklin A. Jacobs      Chairman of the Board since 1971; President from 1957 to May            66
                        1981 and again from January 1984 to December 1995.

Darryl C. Rosser        President and Chief Operating Officer since December 1995;              47
                        Executive Vice President-Operations since May 1995;
                        Senior Vice President-Operations since December 1993; and
                        Vice President-Operations since January 1988.

Michael J. Dreller      Vice President-Finance and Chief Financial Officer,                     36
                        Secretary and Treasurer since January 1996; prior to joining the Company, Vice President and Chief Financial Officer of
                        JDI Group, Inc., a distributor of residential furniture.

Stephen E. Cohen        Vice President - Sales and Marketing since August 1998;                 30
                        Vice President - Sales since November 1996;
                        Vice President - Sales Western Region since October 1995;
                        Vice President - Sales Midwestern Region since March 1995

Jackson H. Spidell      Vice President-Operations since November 1998; prior to joining         43
                        the Company,  Director of West Michigan Manufacturing
                        Operations - Herman Miller, Inc., a manufacturer of office furniture

Richard Hnatek          Senior Vice President - International Sales/New Chain Development       54
                        since August 1998; Senior Vice President - Sales since December
                        1993; Vice President - Sales since November 1986.

Michael J. Kula         Vice President - Corporate Technology & Development since               49
                        November 1998;  Vice President - Operations since July 1996; prior to joining the Company, Senior Vice President - Operations of the
                        Gunlocke Company, a subsidiary of HON Industries, Inc., a manufacturer of office furniture.

Each officer is elected annually by the Board of Directors.

---------------
<F*> This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of 1934.

                          PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS.

   (a) Principal Market

          The Company's common stock, par value $.02 per share, is listed on the New York Stock Exchange under the symbol FCP.

   (b) Stock Price and Dividend Information

          The following table sets forth the high and low closing sales prices per share for the Company's common stock and dividends paid per share for the periods indicated.

                                                  MARKET PRICE
                                            -----------------------       DIVIDENDS
                                              HIGH            LOW         PER SHARE
                                            --------        -------      -----------
Year ended October 31, 1998:
          First Quarter                      $15.56         $13.56          $.040
          Second Quarter                      13.68          12.88           .040
          Third Quarter                       13.50          12.12           .040
          Fourth Quarter                      13.13          10.00           .040

Year ended November 1, 1997:
          First Quarter                      $16.00         $14.00          $.035
          Second Quarter                      15.88          13.63           .035
          Third Quarter                       14.38          12.88           .035
          Fourth Quarter                      15.94          13.31           .035

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

   (c) Approximate Number of Holders of Common Stock

          The approximate number of holders of record of the Company's common stock as of January 20, 1999, was 776.

   (d) Recent Sales of Unregistered Securities

          In fiscal years 1996, 1997 and 1998, the Company issued 291,400 shares of common stock, and incurred a contingent obligation to issue an additional 25,000 shares of common stock over the next year
(the 291,400 issued shares and the additional 25,000 are hereafter referred to as the "Acquisition Shares") in connection with its acquisition of the assets of The Chair Source from The T.L. Spriggs Corporation. The Company believes that the value of the acquired assets is commensurate with the total value of the Acquisition
Shares, which were valued at approximately $4.35 million as of the acquisition date, October 28, 1996. The Acquisition Shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data contained in the Registrant's
Annual Report for the fiscal year ended on October 31, 1998 (the
"1998 Annual Report") is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the 1998 Annual Report is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements together with the notes thereto and the report of independent auditors (as set forth in Part IV, Item 14 (a) (1)) in the 1998 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 1998 Annual Report is also incorporated herein by reference and contained herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                         PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 1999 Annual
Meeting of Stockholders to be held March 10, 1999 (the "Proxy
Statement"), is incorporated herein by reference.

     Information regarding executive officers of the Company is contained in Part I, Item 4A hereof under the caption "Executive
Officers of the Registrant."

ITEM 11.   EXECUTIVE AND DIRECTOR COMPENSATION.

     The information contained under the captions "EXECUTIVE
COMPENSATION", "COMPENSATION OF DIRECTORS", "INFORMATION AS TO STOCK OPTIONS" and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" in the Proxy Statement is incorporated herein by reference.

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

                         PART IV


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

          The following Consolidated Financial Statements of the
Company included in the 1998 Annual Report are incorporated by reference in Part II, Item 8:

                                                                                      ANNUAL REPORT
                                                                                     PAGE REFERENCE
                                                                                     --------------

     Consolidated Statements of Earnings for the years ended October 31, 1998,
        November 1, 1997, and November 2, 1996                                              16

     Consolidated Balance Sheets as of October 31, 1998, and November 1, 1997, and
        November 2, 1996                                                                    17

     Consolidated Statements of Stockholders' Equity for the years ended October 31,
        1998, November 1, 1997, and November 2, 1996                                        18

     Consolidated Statements of Cash Flows for the years ended October 31, 1998,
        November 1, 1997, and November 2, 1996                                              19

     Notes to Consolidated Financial Statements                                             20

     Report of Independent Public Accountants                                               27


     (a) 2.   Financial Statement Schedules

          The following financial statement schedule is included in Item 14 on page 15:

          Schedule II-Valuation and Qualifying Accounts for the years ended October 31, 1998, November 1, 1997, and November 2, 1996

     (a) 3.   Exhibits:

          See Exhibit Index on pages 17 through 19 of this Report.

     (b) Reports on Form 8-K:

          None.

         REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
         ----------------------------------------



TO FALCON PRODUCTS, INC.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Falcon Products, Inc. 1998 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 15, 1998. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule II included in this Form 10-K is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                               ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 15, 1998

                      FALCON PRODUCTS, INC. AND SUBSIDIARIES
                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

           FOR THE YEARS ENDED OCTOBER 31, 1998, NOVEMBER 1, 1997,  AND  NOVEMBER 2, 1996


                                                  ADDITIONS
                                    BALANCE        CHARGED    ACQUISITIONS
                                      AT          TO COSTS       FROM       DEDUCTIONS        BALANCE
                                   BEGINNING         AND        ACQUIRED       FROM          AT END OF
(In thousands)                     OF PERIOD      EXPENSES     COMPANIES     RESERVES          PERIOD
                                   ---------      ---------   ----------    ----------       ---------

Allowance for doubtful accounts
          and anticipated returns:
Year ended October 31, 1998         $  337       $       824      $317      $  806<FA>         $  672
                                    ======       ===========      ====      ==========         ======

Year ended November 1, 1997         $  392       $       710      $ --      $  765<FA>         $  337
                                    ======       ===========      ====      ==========         ======

Year ended November 2, 1996         $  327       $     1,062      $ --      $1,011<FA>         $  392
                                    ======       ===========      ====      ==========         ======

---------------
<FA> Accounts charged off less recoveries and returns.


                                                  ADDITIONS
                                    BALANCE        CHARGED    ACQUISITIONS
                                      AT          TO COSTS       FROM       DEDUCTIONS        BALANCE
                                   BEGINNING         AND        ACQUIRED       FROM          AT END OF
(In thousands)                     OF PERIOD      EXPENSES     COMPANIES     RESERVES          PERIOD
                                   ---------      ---------   ----------    ----------       ---------

1997 Consolidation Reserve:

Year ended October 31, 1998         $2,091       $ (440)<FB>      $ --      $    1,651         $   --
                                    ======       ===========      ====      ==========         ======

Year ended November 1, 1997         $   --       $3,700           $ --      $    1,609         $2,091
                                    ======       ===========      ====      ==========         ======

Year ended November 2, 1996         $   --       $   --           $ --      $       --         $   --
                                    ======       ===========      ====      ==========         ======

---------------
<FB> Adjustment of estimate



                                                  ADDITIONS
                                    BALANCE        CHARGED    ACQUISITIONS
                                      AT          TO COSTS       FROM       DEDUCTIONS        BALANCE
                                   BEGINNING         AND        ACQUIRED       FROM          AT END OF
(In thousands)                     OF PERIOD      EXPENSES     COMPANIES     RESERVES          PERIOD
                                   ---------      ---------   ----------    ----------       ---------

1998 Special and Nonrecurring
          Item Reserve:
Year ended October 31, 1998         $   --       $     4,650      $ --      $    4,240         $  410
                                    ======       ===========      ====      ==========         ======

Year ended November 1, 1997         $   --       $        --      $ --      $       --         $   --
                                    ======       ===========      ====      ==========         ======

Year ended November 2, 1996         $   --       $        --      $ --      $       --         $   --
                                    ======       ===========      ====      ==========         ======

---------------

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   FALCON PRODUCTS, INC.

Date: January 29, 1999             By   /s/ Franklin A. Jacobs
                                     --------------------------------
                                            Franklin A. Jacobs,
                                           Chairman of the Board
                                        and Chief Executive Officer


                          POWER OF ATTORNEY

      We, the undersigned officers and directors of Falcon Products, Inc., hereby severally and individually constitute and appoint Franklin A. Jacobs and Michael J. Dreller, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents to each of them to any and all such amendments and instruments.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


Date: January 29, 1999             /s/ Franklin A. Jacobs
                                ----------------------------------
                                   Franklin A. Jacobs,
                                   Chairman of the Board,
                                   Chief Executive Officer
                                   and Director
                                   (Principal Executive Officer)


Date: January 29, 1999             /s/ Michael J. Dreller
                                ----------------------------------
                                   Michael J. Dreller,
                                   Vice President, Chief Financial
                                   Officer, Secretary and Treasurer
                                   (Principal Financial Officer)


Date: January 29, 1999             /s/ Raynor E. Baldwin
                                ----------------------------------
                                   Raynor E. Baldwin, Director


Date: January 29, 1999             /s/ Melvin F. Brown
                                ----------------------------------
                                   Melvin F. Brown, Director


Date: January 29, 1999             /s/ Donald P. Gallop
                                ----------------------------------
                                   Donald P. Gallop, Director


Date: January 29, 1999             /s/ James L. Hoagland
                                ----------------------------------
                                   James L. Hoagland, Director


Date: January 29, 1999             /s/ S. Lee Kling
                                ----------------------------------
                                   S. Lee Kling, Director


Date: January 29, 1999             /s/ Lee M. Liberman
                                ----------------------------------
                                   Lee M. Liberman, Director


Date: January 29, 1999             /s/ Darryl C. Rosser
                                ----------------------------------
                                   Darryl C. Rosser, Director


Date: January 29, 1999             /s/ James Schneider
                                ----------------------------------
                                   James Schneider, Director


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



___________

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

10.12<Fa>  Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
           on Form S-8, Reg. No. 33-46997.

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



_____________

<Fa>    Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.





                             EXHBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
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

10.26      Amendment to the Non-Employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.26 to the April 27, 1996 10-Q.

10.27<Fa>  Falcon Products, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended
           November 1, 1997 (the "1997 10-K").

10.28<Fa>  Falcon Products, Inc. Non-Employee Directors' Deferred Compensation Plan,
           incorporated herein by reference to Exhibit 10.28 to the 1997 10-K.

11         Computation of Net Earnings Per Share, filed herewith.

13         Selected Portions of the Annual Report to Stockholders for the year ended October 31,
           1998, filed herewith.

21         Subsidiaries of the Company, filed herewith.

23         Consent of Independent Public Accountants, filed herewith.

24         Power of Attorney (included on Signature Page hereto).

27         Financial Data Schedule (filed in EDGAR version only).










______________

<Fa>     Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.
