Form 10-Q
period 1999-01-30
FALCON PRODUCTS INC /DE/
filed 1999-03-16
CIK 34339

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 30, 1999

                             OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

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

                            (314) 991-9200
        (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject
to such filing requirements for the past 90 days.  YES  X   NO
                                                       ---     ---

As of March 15, 1999, the registrant had 8,963,937 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements


                       Falcon Products, Inc. and Subsidiaries
                       --------------------------------------
                        Consolidated Statements of Earnings
                        -----------------------------------
                                   (Unaudited)
                                                                 Thirteen Weeks Ended
                                                            -------------------------------
                                                            January 30,         January 31,
(In thousands, except per share data)                          1999                1998
                                                            -----------         -----------
Net sales                                                     $34,595             $28,060

Cost of sales                                                  24,693              19,926
                                                              -------             -------

      Gross margin                                              9,902               8,134

Selling, general and administrative expenses                    6,613               5,348
                                                              -------             -------

      Operating profit                                          3,289               2,786

Interest (expense)/income, net                                   (289)                 97

Minority interest in consolidated subsidiary                        6                  15
                                                              -------             -------

      Earnings before income taxes                              3,006               2,898

Income tax expense                                              1,142               1,116
                                                              -------             -------

      Net earnings                                            $ 1,864             $ 1,782
                                                              =======             =======

Basic and diluted earnings per share                          $  0.21             $  0.19
                                                              =======             =======

See accompanying notes to consolidated financial statements.
/TABLE

                     Falcon Products, Inc. and Subsidiaries
                     --------------------------------------
                           Consolidated Balance Sheets
                           ---------------------------
                                   (Unaudited)
(In thousands, except share data)                                 January 30,    October 31,
                                                                     1999           1998
                                                                  -----------    -----------
Assets
------
Current assets:
      Cash and cash equivalents                                    $  4,542       $  5,186
      Accounts receivable, less allowances
        of $421 and $672, respectively                               20,971         22,683
      Inventories                                                    26,736         24,877
      Prepayments and other current assets                            3,722          3,081
                                                                   --------       --------
            Total current assets                                     55,971         55,827
                                                                   --------       --------
Property, plant and equipment:
      Land                                                            2,116          2,116
      Buildings and improvements                                     11,446         11,395
      Machinery and equipment                                        32,784         32,154
                                                                   --------       --------
                                                                     46,346         45,665
      Less accumulated depreciation                                 (18,520)       (18,167)
                                                                   --------       --------
            Total property, plant and equipment                      27,826         27,498
                                                                   --------       --------
Other assets, net of accumulated amortization:
      Goodwill                                                       24,881         23,243
      Other                                                           5,287          5,406
                                                                   --------       --------
            Total other assets                                       30,168         28,649

Total Assets                                                       $113,965       $111,974
                                                                   ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
      Accounts Payable                                             $ 13,933       $ 11,695
      Accrued liabilities                                             4,418          6,769
      Current maturities of long-term debt                            1,911          1,607
                                                                   --------       --------
            Total current liabilities                                20,262         20,071
Long-term obligations:
      Long-term debt                                                 17,479         17,208
      Deferred income taxes                                             876            876
      Minority interest in consolidated subsidiary                      804            810
      Other                                                             912          1,063
                                                                   --------       --------
            Total liabilities                                        40,333         40,028
                                                                   --------       --------
Stockholders' equity:
      Common stock, $.02 par value: authorized 20,000,000 shares;       198            198
        9,915,117 shares issued
      Additional paid-in capital                                     47,376         47,376
      Treasury stock, at cost (942,540 and 992,777 shares,
        respectively)                                               (12,818)       (13,557)
      Cumulative translation adjustment                                (299)           (19)
      Retained earnings                                              39,175         37,948
                                                                   --------       --------
            Total stockholders' equity                               73,632         71,946
                                                                   --------       --------

Total Liabilities and Stockholders' Equity                         $113,965       $111,974
                                                                   ========       ========

See accompanying notes to consolidated financial statements.

                                        Falcon Products, Inc. and Subsidiaries
                                        --------------------------------------
                                    Consolidated Statements of Stockholders' Equity
                                    -----------------------------------------------
                              Thirteen Weeks Ended January 30, 1999, and January 31, 1998
                              -----------------------------------------------------------
                                                       (Unaudited)
(In thousands)                                               Additional                     Cumulative                   Total
                                                 Common       Paid-in       Treasury        Translation    Retained   Stockholders'
                                                 Stock        Capital         Stock         Adjustments    Earnings      Equity
                                                 ------      ----------     --------        -----------    --------   -------------
 Balance, November 1, 1997                        $198        $47,376       $ (6,855)         $(727)       $33,272       $73,264

 Net earnings                                       --             --             --             --          1,782         1,782
 Exercise of stock options                          --             --            132             --           (106)           26
 Issuance of stock to Employee
    Stock Purchase Plan                             --             --             31             --             --            31
 Translation adjustments                            --             --             --           (253)            --          (253)
 Cash dividends                                     --             --             --             --           (370)         (370)
 Treasury stock purchases                           --             --         (2,975)            --             --        (2,975)
 Issuance of stock for business acquisition         --             --            149             --             --           149
                                                  ----        -------       --------          -----        -------       -------
 Balance, January 31, 1998                        $198        $47,376       $ (9,518)         $(980)       $34,578       $71,654
                                                  ====        =======       ========          =====        =======       =======


 Balance, October 31, 1998                        $198        $47,376       $(13,557)         $ (19)       $37,948       $71,946

 Net earnings                                       --             --             --             --          1,864         1,864
 Exercise of stock options                          --             --             73             --            (26)           47
 Issuance of stock to Employee
    Stock Purchase Plan                             --             --            574             --           (226)          348
 Translation adjustments                            --             --             --           (280)            --          (280)
 Cash dividends                                     --             --             --             --           (359)         (359)
 Treasury stock purchases                           --             --             --             --             --            --
 Issuance of stock for business acquisition         --             --             92             --            (26)           66
                                                  ----        -------       --------          -----        -------       -------
 Balance, January 30, 1999                        $198        $47,376       $(12,818)         $(299)       $39,175       $73,632
                                                  ====        =======       ========          =====        =======       =======

See accompanying notes to consolidated financial statements.

                         Falcon Products, Inc. and Subsidiaries
                         --------------------------------------
                          Consolidated Statements of Cash Flows
                          -------------------------------------
                                       (Unaudited)
                                                                    Thirteen Weeks Ended
                                                                  ---------------------------
                                                                  January 30,     January 31,
(In thousands)                                                       1999            1998
                                                                  -----------     -----------
Cash flows from operating activities:
      Net earnings                                                  $ 1,864         $ 1,782
      Adjustments to reconcile net earnings to net cash
        provided by (used in) operating activities:
      Depreciation and amortization                                     688             920
      Translation adjustments                                          (280)           (253)
      Minority interest in consolidated subsidiary                       (6)            (15)
      Change in assets and liabilities
                Accounts receivable, net                              1,712           3,181
                Inventories                                          (1,859)           (314)
                Prepayments and other current assets                   (641)           (315)
                Other assets, net                                    (1,928)           (259)
                Accounts payable                                      2,207          (3,385)
                Accrued liabilities                                  (2,322)         (5,294)
                Other liabilities                                      (151)              -
                                                                    -------         -------
            Net cash used in operating activities                      (716)         (3,952)
                                                                    -------         -------
Cash flows from investing activities:
      Additions to property, plant and equipment, net                  (605)         (1,176)
                                                                    -------         -------
            Net cash used in investing activities                      (605)         (1,176)
                                                                    -------         -------
Cash flows from financing activities:
      Additions to (repayment of) long-term debt, net                   575            (190)
      Common stock issuances                                            461             206
      Cash dividends                                                   (359)           (370)
      Treasury stock purchases                                            -          (2,975)
                                                                    -------         -------
            Net cash provided by (used in) financing activities         677          (3,329)
                                                                    -------         -------
Net decrease in cash and cash equivalents                              (644)         (8,457)
Cash and cash equivalents-beginning of period                         5,186          16,294
                                                                    -------         -------
Cash and cash equivalents-end of period                             $ 4,542         $ 7,837
                                                                    =======         =======

Supplemental Cash Flow Information:
      Cash paid for interest                                        $   291         $    42
                                                                    =======         =======
      Cash paid for income taxes                                    $ 1,817         $ 3,116
                                                                    =======         =======

See accompanying notes to consolidated financial statements.

               Falcon Products, Inc. and Subsidiaries
               --------------------------------------
             Notes to Consolidated Financial Statements
             ------------------------------------------
               Thirteen Weeks Ended January 30, 1999
               -------------------------------------

Note 1. - Interim Results

   The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 31, 1998, filed with the Securities and Exchange Commission.

Note 2. - Business Acquisition

   The Company's results for the first quarter of 1999 include Howe Furniture Corporation and its subsidiaries ("Howe") for the thirteen week period. Howe was acquired during March 1998, and therefore Howe's results of operation are not included in the reported results for the first quarter of 1998.

Note 3. - Comprehensive Income

   In June 1997, the Financial Accounting Standards Board (FASB) adopted Statements of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income", which is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources; it includes all changes in equity during the period except those resulting from investments by owners and distribution to owners. Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. Effective November 1, 1998, the Company adopted SFAS No. 130. For the Company, the only element of other comprehensive income is cumulative translation adjustments, arising from the translation of certain balance sheet accounts from local currency to functional currency. For quarters ended January 30, 1999, and January 31, 1998, comprehensive income was $1.6 million and $1.5 million, respectively.

Item 2. - Management's Discussion and Analysis of Results of Operations
          -------------------------------------------------------------
and Financial Condition
-----------------------

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

RESULTS OF OPERATIONS

General

   The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                           Thirteen Weeks Ended
                                                        --------------------------
                                                        January 30,    January 31,
                                                           1999           1998
                                                        -----------    -----------
Net sales                                                 100.0%         100.0%
Cost of sales                                              71.4           71.0
Gross margin                                               28.6           29.0
Selling, general and administrative expenses               19.1           19.1
Operating profit                                            9.5            9.9
Interest (expense) income, net                             (0.8)           0.3
Minority interest in consolidated subsidiary                0.0            0.1
Earnings before income taxes                                8.7           10.3
Income tax expense                                          3.3            3.9
Net earnings                                                5.4            6.4


Thirteen weeks ended January 30, 1999, compared to the thirteen weeks ended January 31, 1998.

   Net earnings were $1.9 million in the first quarter of fiscal 1999, and $1.8 million in 1998. Net earnings per share were $.21 in 1999, and $.19 in 1998, an increase of 10.5%.

   Net sales for the first quarter of 1999 were $34.6 million, an increase of 23.1% over the 1998 first quarter net sales of $28.1 million. The increase was primarily due to additional sales related to the Howe acquisition which were partially offset by lower casegoods sales in the lodging market. This was following the Company's previous decision to exit the hotel casegoods market.

   Cost of sales was $24.7 million for the 1999 first quarter, an increase of 24.1% from $19.9 million in the first quarter of 1998. The overall increase is a result of the increased sales volume. Gross margin increased to $9.9 million for the first quarter of 1999, a 22.2% increase from $8.1 million in the same quarter of 1998. Gross margin as a percentage of net sales decreased to 28.6% in 1999 from 29.0% in 1998. The lower gross margin percentage during the first quarter of 1999 was due primarily to operating inefficiencies at the City of Industry, California manufacturing facility caused by lower volume.

   Selling, general and administrative expenses were $6.6 million in the first quarter of 1999, compared to $5.3 million in the first quarter of 1998, a 24.5% increase. The increase is primarily attributable to the Howe acquisition. Selling, general and administrative expenses as a percentage of net sales were 19.1% for the first quarter of 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital at January 30, 1999, was $35.7 million and its ratio of current assets to current liabilities was 2.8 to 1.0, compared with $35.8 million and 2.8 to 1.0 at October 31, 1998.

   The Company has a $20.0 million unsecured revolving line of credit agreement with a commercial bank. The revolving line of credit bears interest at a floating rate based on LIBOR, the Federal Funds Rate, or the Prime Rate, at the Company's election, plus a spread. The spread is determined by a leverage ratio, as defined in the agreement. The interest rate on the revolving credit facility is currently Prime minus 2%. The outstanding amounts under the agreement were $17.5 million and $16.9 million as of January 30, 1999 and October 31, 1998, respectively.

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


Date:  March 16, 1999            /s/ Franklin A. Jacobs
                                 ----------------------
                                 Franklin A. Jacobs
                                 Chief Executive Officer
                                 and Chairman of the Board


Date:  March 16, 1999            /s/ Michael J. Dreller
                                 ----------------------
                                 Michael J. Dreller
                                 Vice President and
                                 Chief Financial Officer