Form 10-Q
period 1999-05-01
FALCON PRODUCTS INC /DE/
filed 1999-06-04
CIK 34339

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 1999

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

As of June 4, 1999, the registrant had 8,634,137 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                     Falcon Products, Inc. and Subsidiaries
                                     --------------------------------------
                                       Consolidated Statements of Earnings
                                       -----------------------------------
                                                   (Unaudited)

                                                            Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                                           ----------------------        ----------------------
                                                            May 1,         May 2,         May 1,         May 2,
(In thousands, except per share data)                        1999           1998           1999           1998
                                                           -------        -------        -------        -------

Net sales                                                  $36,469        $33,651        $71,064        $61,711

Cost of sales                                               25,797         24,126         50,490         44,052
                                                           -------        -------        -------        -------

    Gross margin                                            10,672          9,525         20,574         17,659

Selling, general and administrative expenses                 7,220          6,465         13,833         11,813
                                                           -------        -------        -------        -------

    Operating profit                                         3,452          3,060          6,741          5,846

Interest income (expense), net                                (307)           (90)          (596)             7

Minority interest in consolidated subsidiary                     8             19             14             34
                                                           -------        -------        -------        -------

    Earnings before income taxes                             3,153          2,989          6,159          5,887

Income tax expense                                           1,183          1,151          2,325          2,267
                                                           -------        -------        -------        -------

    Net earnings                                           $ 1,970        $ 1,838        $ 3,834        $ 3,620
                                                           =======        =======        =======        =======

Basic and diluted earnings per share:                      $   .23        $   .20        $   .43        $   .38
                                                           =======        =======        =======        =======


See accompanying notes to consolidated financial statements.

                        Falcon Products, Inc. and Subsidiaries
                        --------------------------------------
                             Consolidated Balance Sheets
                             ---------------------------
                                     (Unaudited)


                                                                      May 1,          October 31,
(In thousands, except share data)                                      1999              1998
                                                                     --------         -----------
Assets
------
Current assets:
    Cash and cash equivalents                                        $  1,162          $  5,186
    Accounts receivable, less allowances
     of $450 and $672, respectively                                    20,567            22,683
    Inventories                                                        27,761            24,877
    Prepayments and other current assets                                3,421             3,081
                                                                     --------          --------
           Total current assets                                        52,911            55,827
                                                                     --------          --------
Property, plant and equipment:
    Land                                                                2,116             2,116
    Buildings and improvements                                         11,451            11,395
    Machinery and equipment                                            34,190            32,154
                                                                     --------          --------
                                                                       47,757            45,665
    Less accumulated depreciation                                     (19,403)          (18,167)
                                                                     --------          --------
           Total property, plant and equipment                         28,354            27,498
                                                                     --------          --------
Other assets, net of accumulated amortization:
    Goodwill                                                           24,749            23,243
    Other                                                               5,717             5,406
                                                                     --------          --------
           Total other assets                                          30,466            28,649
                                                                     --------          --------

Total Assets                                                         $111,731          $111,974
                                                                     ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                 $ 10,528          $ 11,695
    Accrued liabilities                                                 5,018             6,769
    Current maturities of long-term debt                                2,079             1,607
                                                                     --------          --------
           Total current liabilities                                   17,625            20,071
Long-term obligations:
    Long-term debt                                                     19,249            17,208
    Deferred income taxes                                                 876               876
    Minority interest in consolidated subsidiary                          796               810
    Other                                                                 759             1,063
                                                                     --------          --------
           Total liabilities                                           39,305            40,028
                                                                     --------          --------
Stockholders' equity:
    Common stock, $.02 par value: authorized 20,000,000 shares;           198               198
     9,915,117 shares issued
    Additional paid-in capital                                         47,376            47,376
    Treasury stock, at cost (1,280,980 and 992,777
     shares, respectively)                                            (15,685)          (13,557)
    Cumulative translation adjustment                                    (196)              (19)
    Retained earnings                                                  40,733            37,948
                                                                     --------          --------
           Total stockholders' equity                                  72,426            71,946
                                                                     --------          --------

Total Liabilities and Stockholders' Equity                           $111,731          $111,974
                                                                     ========          ========


See accompanying notes to consolidated financial statements.

                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                               Consolidated Statements of Stockholders' Equity
                               -----------------------------------------------
                             Twenty-Six Weeks Ended May 1, 1999, and May 2, 1998
                             ---------------------------------------------------
                                                (Unaudited)

(In thousands, except per share amounts)                   Additional                   Cumulative                       Total
                                                Common      Paid-in       Treasury      Translation     Retained     Stockholders'
                                                Stock       Capital         Stock       Adjustments     Earnings        Equity
                                               -------    -----------   ------------    -----------    -----------   -------------
Balance, November 1, 1997                      $   198    $    47,376   $     (6,855)    $     (727)   $    33,272    $    73,264

   Net earnings                                     --             --             --             --          3,620          3,620

   Exercise of stock options                        --             --            219             --           (139)            80
   Issuance of stock to Employee
      Stock Purchase Plan                           --             --             30             --             --             30
   Translation adjustments                          --             --             --           (176)            --           (176)
   Cash dividends ($.08 per share)                  --             --             --             --           (734)          (734)
   Treasury stock purchases                         --             --         (5,900)            --             --         (5,900)
   Issuance of stock for business acquisition       --             --            243             --             --            243
                                               -------    -----------   ------------     ----------    -----------    -----------

Balance, May 2, 1998                           $   198    $    47,376   $    (12,263)    $     (903)   $    36,019    $    70,427
                                               =======    ===========   ============     ==========    ===========    ===========


Balance, October 31, 1998                      $   198    $    47,376   $    (13,557)    $      (19)   $    37,948    $    71,946

   Net earnings                                     --             --             --             --          3,834          3,834
   Exercise of stock options                        --             --            139             --            (67)            72
   Issuance of stock to Employee
      Stock Purchase Plan                           --             --            574             --           (226)           348
   Translation adjustments                          --             --             --           (177)            --           (177)
   Cash dividends ($.08 per share)                  --             --             --             --           (710)          (710)
   Treasury stock purchases                         --             --         (3,025)            --             --         (3,025)
   Issuance of stock for business acquisition       --             --            184             --            (46)           138
                                               -------    -----------   ------------     ----------    -----------    -----------

Balance, May 1, 1999                           $   198    $    47,376   $    (15,685)    $     (196)   $    40,733    $    72,426
                                               =======    ===========   ============     ==========    ===========    ===========

See accompanying notes to consolidated financial statements.


                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                                    Consolidated Statements of Cash Flows
                                    -------------------------------------
                                                (Unaudited)
                                                                                    Twenty-Six Weeks Ended
                                                                               -------------------------------
(In thousands)                                                                  May 1,                 May 2,
                                                                                 1999                   1998
                                                                               -------                --------
Cash flows from operating activities:
  Net earnings                                                                 $ 3,834                $  3,620
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Depreciation and amortization                                                1,721                   1,823
    Translation adjustments                                                       (177)                   (176)
    Minority interest in consolidated subsidiary                                   (14)                    (34)
    Change in assets and liabilities:
        Accounts receivable, net                                                 2,116                   2,166
        Inventories                                                             (2,884)                 (1,429)
        Prepaid expenses and other current assets                                 (340)                 (1,127)
        Other assets, net                                                         (221)                   (221)
        Accounts payable                                                        (1,167)                 (1,082)
        Accrued liabilities                                                     (1,751)                 (6,510)
        Other liabilities                                                         (304)                     --
                                                                               -------                --------
      Net cash used in operating activities                                     (1,857)                 (2,970)
                                                                               -------                --------
Cash flows from investing activities:
  Additions to property, plant and equipment, net                               (1,503)                 (3,931)
  Cost of business acquired, net of cash                                            --                 (15,962)
                                                                               -------                --------
      Net cash used in investing activities                                     (1,503)                (19,893)
                                                                               -------                --------
Cash flows from financing activities:
  Additions to (repayment of) long-term debt, net                                2,513                  15,150
  Common stock issuances                                                           558                     110
  Cash dividends                                                                  (710)                   (734)
  Treasury stock purchases                                                      (3,025)                 (5,900)
                                                                               -------                --------
      Net cash provided by (used in) financing activities                         (664)                  8,626
                                                                               -------                --------
Net decrease in cash and cash equivalents                                       (4,024)                (14,237)
Cash and cash equivalents-beginning of period                                    5,186                  16,294
                                                                               -------                --------
Cash and cash equivalents-end of period                                        $ 1,162                $  2,057
                                                                               =======                ========
Supplemental Cash Flow Information:
  Cash paid for interest                                                       $   578                $    277
                                                                               =======                ========
  Cash paid for income taxes                                                   $ 2,745                $  9,770
                                                                               =======                ========

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


Note 2. - Business Acquisition

     The Company's results for the second quarter and twenty-six weeks ended May 1, 1999 include Howe Furniture Corporation and its subsidiaries (Howe) for the thirteen and twenty-six week periods. Howe was acquired during March 1998, and therefore Howe's results of operation are not included in the reported results for the first quarter and a portion of the second quarter of 1998.

Note 3. - Comprehensive Income

     In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, "Reporting Comprehensive Income" (SFAS) No. 130, which is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources; it includes all changes in equity during the period except those resulting from investments by owners and distribution to owners. Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. Effective November 1, 1998, the Company adopted SFAS No. 130. For the Company, the only element of other comprehensive income is cumulative translation adjustments, arising from the translation of certain balance sheet accounts from local currency to functional currency.
Comprehensive income was $2.1 million and $1.9 million for the second quarter ended May 1, 1999, and May 2, 1998, respectively and $3.7 million and $3.4 for the twenty-six week period ending May 1, 1999 and May 2, 1998, resptectively.

Note 4. - Subsequent Event

     On May 5, 1999, the Company entered into a merger agreement to acquire all of the outstanding shares of Shelby Williams Industries, Inc. (Shelby Williams) for $16.50 per share in cash. The aggregate purchase price, excluding transaction costs, for the outstanding Shelby Williams common stock and the cost of redemption of outstanding Shelby Williams stock options is expected to be approximately $148 million.
The acquisition will be funded by a Senior Secured Credit Facility comprised of a $70 million term loan and a $50 million revolving credit facility, in addition to $100 million of senior subordinated notes. (At the closing, it is expected that the outstanding current revolver amount of $19.2 million will be paid off and that the term loan and the notes will be drawn in full and the revolving credit facility will be undrawn.) The Company's domestic subsidiaries will guarantee the notes on a senior subordinated basis.

     The following condensed consolidating financial statements of the Company include the combined accounts of the Company and its domestic subsidiaries and the combined accounts of the foreign subsidiaries. Given the size of the foreign subsidiaries, relative to the Company and its domestic subsidiaries on a consolidated basis, separate financial statements of the respective Company and its domestic subsidiaries are not presented because management has determined that such information is not material in assessing the Company and its domestic subsidiaries.

                                         Falcon Products, Inc.
                                  Consolidating Statement of Earnings
                                For the Thirteen Weeks Ended May 1, 1999

                                                         Total           Total
                                                        Domestic        Foreign     Eliminations      Total
                                                        --------        -------     ------------      -----
Net sales                                               $35,161         $4,472        $(3,164)       $36,469
Cost of sales                                            24,940          4,021         (3,164)        25,797
                                                        -------         ------        -------        -------
   Gross margin                                          10,221            451              -         10,672
Selling, general and administrative                       7,179             41              -          7,220
                                                        -------         ------        -------        -------
   Operating profit                                       3,042            410              -          3,452
Minority interest in consolidated subsidiary                  8              -              -              8
Interest income (expense)                                  (282)           (25)             -           (307)
                                                        -------         ------        -------        -------
   Earnings before income taxes                           2,768            385              -          3,153
Income tax expense                                        1,095             88              -          1,183
                                                        -------         ------        -------        -------
   Net earnings                                         $ 1,673         $  297        $     -        $ 1,970
                                                        =======         ======        =======        =======

                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                                 For the Thirteen Weeks Ended May 2, 1998

                                                         Total           Total
                                                        Domestic        Foreign     Eliminations      Total
                                                        --------        -------     ------------      -----
Net sales                                               $31,525         $5,145        $(3,019)       $33,651
Cost of sales                                            22,432          4,713         (3,019)        24,126
                                                        -------         ------        -------        -------
   Gross margin                                           9,093            432              -          9,525
Selling, general and administrative                       6,022            443              -          6,465
                                                        -------         ------        -------        -------
   Operating profit                                       3,071            (11)             -          3,060
Minority interest in consolidated subsidiary                 19              -              -             19
Interest income (expense)                                   (75)           (15)             -            (90)
                                                        -------         ------        -------        -------
   Earnings before income taxes                           3,015            (26)             -          2,989
Income tax expense                                        1,161            (10)             -          1,151
                                                        -------         ------        -------        -------
   Net earnings                                         $ 1,854         $  (16)       $     -        $ 1,838
                                                        =======         ======        =======        =======

                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                                For the Twenty-six Weeks Ended May 1, 1999

                                                         Total           Total
                                                        Domestic        Foreign     Eliminations      Total
                                                        --------        -------     ------------      -----
Net sales                                               $67,786         $9,606        $(6,328)       $71,064
Cost of sales                                            48,440          8,378         (6,328)        50,490
                                                        -------         ------        -------        -------
   Gross margin                                          19,346          1,228              -         20,574
Selling, general and administrative                      13,306            527              -         13,833
                                                        -------         ------        -------        -------
   Operating profit                                       6,040            701              -          6,741
Minority interest in consolidated subsidiary                 14              -              -             14
Interest income (expense)                                  (566)           (30)             -           (596)
                                                        -------         ------        -------        -------
   Earnings before income taxes                           5,488            671              -          6,159
Income tax expense                                        2,168            157              -          2,325
                                                        -------         ------        -------        -------
   Net earnings                                         $ 3,320         $  514        $     -        $ 3,834
                                                        =======         ======        =======        =======




                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                                For the Twenty-six Weeks Ended May 2, 1998

                                                         Total           Total
                                                        Domestic        Foreign     Eliminations      Total
                                                        --------        -------     ------------      -----
Net sales                                               $58,201         $8,957        $(5,447)       $61,711
Cost of sales                                            40,970          8,529         (5,447)        44,052
                                                        -------         ------        -------        -------
   Gross margin                                          17,231            428              -         17,659
Selling, general and administrative                      11,304            509              -         11,813
                                                        -------         ------        -------        -------
   Operating profit                                       5,927            (81)             -          5,846
Minority interest in consolidated subsidiary                 34              -              -             34
Interest income (expense)                                    45            (38)             -              7
                                                        -------         ------        -------        -------
   Earnings before income taxes                           6,006           (119)             -          5,887
Income tax expense                                        2,312            (45)             -          2,267
                                                        -------         ------        -------        -------
   Net earnings                                         $ 3,694         $  (74)       $     -        $ 3,620
                                                        =======         ======        =======        =======

                                          Falcon Products, Inc.
                                       Consolidating Balance Sheet
                                               May 1, 1999

                                                        Total           Total
                                                       Domestic        Foreign       Eliminations     Total
                                                       --------        -------       ------------     -----
Assets
   Cash and cash equivalents                           $    (31)       $ 1,193              -       $  1,162
   Accounts receivable                                   18,185          2,382              -         20,567
   Inventories                                           22,902          4,859              -         27,761
   Other current assets                                   2,891            530              -          3,421
                                                       --------        -------        -------       --------
      Total current assets                               43,947          8,964              -         52,911
   Property plant and equipment, net                     19,329          9,025              -         28,354
   Investment in subsidiaries                             7,664              -         (7,664)             -
   Intangibles and other assets                          30,466              -              -         30,466
                                                       --------        -------        -------       --------
Total assets                                           $101,406        $17,989        $(7,664)      $111,731
                                                       ========        =======        =======       ========

Liabilities and Stockholders' Equity
   Current liabilities                                 $ 13,056        $ 4,569        $     -        $17,625
   Long-term debt                                        19,249              -              -         19,249
   Other long-term liabilities                            2,431              -              -          2,431
   Intercompany payable (receivable)                     (5,756)         5,756              -              -
                                                       --------        -------        -------       --------
Total liabilities                                        28,980         10,325              -         39,305
                                                       --------        -------        -------       --------
Stockholders' equity
   Common stock                                             198          6,446         (6,446)           198
   Additional paid-in capital                            47,376            925           (925)        47,376
   Treasury stock                                       (15,685)             -              -        (15,685)
   Cumulative translation adjustment                       (196)             -              -           (196)
   Retained earnings                                     40,733            293           (293)        40,733
                                                       --------        -------        -------       --------
      Total stockholders' equity                         72,426          7,664         (7,664)        72,426
                                                       --------        -------        -------       --------
Total liabilities and stockholders' equity             $101,406        $17,989        $(7,664)      $111,731
                                                       ========        =======        =======       ========

                                   Falcon Products, Inc.
                                Consolidating Balance Sheet
                                      October 31, 1998

                                                   Total       Total
                                                 Domestic     Foreign  Eliminations    Total
                                                 --------     -------  ------------    -----
Assets
   Cash and cash equivalents                     $  3,666     $ 1,520           -    $  5,186
   Accounts receivable                             20,472       2,211           -      22,683
   Inventories                                     20,922       3,955           -      24,877
   Other current assets                             2,760         321           -       3,081
                                                 --------     -------     -------    --------
      Total current assets                         47,820       8,007           -      55,827
   Property plant and equipment, net               18,362       9,136           -      27,498
   Investment in subsidiaries                       7,150           -      (7,150)          -
   Intangibles and other assets                    28,649           -           -      28,649
                                                 --------     -------     -------    --------
Total assets                                     $101,981     $17,143     $(7,150)   $111,974
                                                 ========     =======     =======    ========

Liabilities and Stockholders' Equity
   Current liabilities                           $ 16,143     $ 3,928     $     -    $ 20,071
   Long-term debt                                  17,208           -           -      17,208
   Other long-term liabilities                      2,749           -           -       2,749
   Intercompany payable (receivable)               (6,065)      6,065           -           -
                                                 --------     -------     -------    --------
Total liabilities                                  30,035       9,993           -      40,028
                                                 --------     -------     -------    --------
Stockholders' equity
   Common stock                                       198       6,446      (6,446)        198
   Additional paid-in capital                      47,376         925        (925)     47,376
   Treasury stock                                 (13,557)          -           -     (13,557)
   Cumulative translation adjustment                  (19)          -           -         (19)
   Retained earnings                               37,948        (221)        221      37,948
                                                 --------     -------     -------    --------
      Total stockholders' equity                   71,946       7,150      (7,150)     71,946
                                                 --------     -------     -------    --------
Total liabilities and stockholders' equity       $101,981     $17,143     $(7,150)   $111,974
                                                 ========     =======     =======    ========


                                   Falcon Products, Inc.
                           Consolidating Statement of Cash Flows
                         For the Twenty-six Weeks Ended May 1, 1999


                                                   Total       Total
                                                 Domestic     Foreign  Eliminations    Total
                                                 --------     -------  ------------    -----
Net cash from operating activities               $ (1,444)    $  (413)    $     -    $ (1,857)

Cash flows used in investing activities
   Capital expenditures, net                       (1,589)         86           -      (1,503)
                                                 --------     -------     -------    --------
Net cash used in investing activities              (1,589)         86           -      (1,503)

Cash flows used in financing activities
   Common stock issuance                              558           -           -         558
   Treasury stock purchases                        (3,025)          -           -      (3,025)
   Cash dividends                                    (710)          -           -        (710)
   Additions to (repayment of) long-term
     debt, net                                      2,513           -           -       2,513
Net cash used in financing activities                (664)          -           -        (664)
                                                 --------     -------     -------    --------
Net change in cash and cash equivalents          $ (3,697)    $  (327)    $     -    $ (4,024)
                                                 ========     =======     =======    ========


                                   Falcon Products, Inc.
                           Consolidating Statement of Cash Flows
                         For the Twenty-six Weeks Ended May 2, 1998

                                                   Total       Total
                                                 Domestic     Foreign  Eliminations    Total
                                                 --------     -------  ------------    -----
Net cash from operating activities               $ (1,411)    $(1,559)    $     -    $ (2,970)

Cash flows used in investing activities
   Acquisition, net of cash                       (15,962)          -           -     (15,962)
   Capital expenditures, net                       (4,548)        617           -      (3,931)
                                                 --------     -------     -------    --------
Net cash used in investing activities             (20,510)        617           -     (19,893)

Cash flows used in financing activities
   Common stock issuance                              110           -           -         110
   Treasury stock purchases                        (5,900)          -           -      (5,900)
   Cash dividends                                    (734)          -           -        (734)
   Additions to (repayment of) long-term
     debt, net                                     15,150           -           -      15,150
                                                 --------     -------     -------    --------
Net cash used in financing activities               8,626           -           -       8,626
                                                 --------     -------     -------    --------
Net change in cash and cash equivalents          $(13,295)    $  (942)    $     -    $(14,237)
                                                 ========     =======     =======    ========

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

RESULTS OF OPERATIONS

General

   The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                   Thirteen Weeks Ended   Twenty-Six Weeks Ended
                                                   --------------------   ----------------------
                                                    May 1,      May 2,      May 1,      May 2,
                                                     1999        1998        1999        1998
                                                    ------      ------      ------      ------
Net sales                                           100.0%      100.0%      100.0%      100.0%
Cost of sales                                        70.7        71.7        71.0        71.4
                                                    ------      ------      ------      ------
   Gross margin                                      29.3        28.3        29.0        28.6
Selling, general and administrative expenses         19.8        19.2        19.5        19.1
                                                    ------      ------      ------      ------
   Operating profit                                   9.5         9.1         9.5         9.5
Interest income (expense), net and other             (0.8)       (0.2)       (0.8)        0.1
                                                    ------      ------      ------      ------
  Earnings before income  taxes                       8.7         8.9         8.7         9.5
Income tax expense                                    3.3         3.4         3.3         3.7
                                                    ------      ------      ------      ------
  Net earnings                                        5.4%        5.5%        5.4%        5.9%
                                                    ======      ======      ======      ======


Thirteen weeks ended May 1, 1999, compared to the thirteen weeks ended
May 2, 1998

   Net earnings were a record $2.0 million or $0.23 per share in the second quarter of 1999, compared to $1.8 million or $0.20 per share in 1998, an increase in net earnings of 7.2% and an increase in earnings per share of 15.0%.

   Net sales for the second quarter of 1999 were $36.5 million, an increase of 8.4% over 1998 second quarter net sales of $33.7 million. The increase was primarily due to additional sales related to the Howe acquisition and increased demand in the national accounts market which were partially offset by lower casegoods sales in the lodging market. This was following the Company's previous decision to exit the hotel casegoods market.

   Cost of sales was $25.8 million for the 1999 second quarter, an increase of 6.9% from $24.1 million in the second quarter of 1998. The overall increase is a result of the increased sales volume. Gross margin increased to $10.7 million for the second quarter of 1999, a 12.0% increase from $9.5 million in the same quarter of 1998. Gross margin as a percentage of net sales increased to 29.3% in 1999 from 28.3% in 1998. The higher gross margin percentage during the second quarter of 1999 was due primarily to the increased Howe sales and lower sales of casegoods, which was partially offset by operating inefficiencies in the City of Industry, California and Tijuana, Mexico facilities.

   Selling, general and administrative expenses were $7.2 million in the second quarter of 1999, compared to $6.5 million in the second quarter of 1998, an 11.7% increase. Selling, general and administrative expenses as a percentage of net sales, increased to 19.8% for the second quarter of 1999 as compared to 19.2% for the same period of 1998. The increase from the prior year is principally related to the Howe acquisition and increased selling costs, customer support costs, and increased marketing expenditures related to the higher sales volume.
The increase in expense rate is primarily due to additional management bonus program expense and increased telephone costs.

   Net interest expense was $0.3 million for the second quarter of 1999, versus $0.1 million for the comparable period in 1998. Financing related to the Howe acquisition accounted for the increase in borrowing costs. Income tax expense was $1.2 million for the second quarter of both 1999 and 1998.


Twenty-six weeks ended May 1, 1999, compared to the twenty-six weeks ended May 2, 1998

   Net earnings were $3.8 million or $0.43 per share in the first half of 1999, compared to $3.6 million or $0.38 per share in 1998, an increase in net earnings of 5.9% and an increase in earnings per share of 13.2%.

   Net sales for the first half of 1999 were $71.1 million, an increase of 15.2% over net sales of $61.7 million recorded for the same period in 1998. Net sales increased due to growth in the national accounts and contract/office markets and the Howe acquisition which were partially offset by lower casegoods sales. This was following the Company's previous decision to exit the hotel casegoods market.

   Cost of sales was $50.5 million for the first half of 1999, an increase of 14.6% from $44.1 million in the first half of 1998. The overall increase is primarily related to the increased sales volume. Gross margin increased to $20.6 million for the first half of 1999, a 16.5% increase from $17.7 million in the same period of 1998. Gross margin as a percentage of net sales increased to 29.0% in 1999 from 28.6% in 1998. The higher gross margin percentage during the first half of 1999 was due primarily to the increased Howe sales and lower sales of casegoods, which was partially offset by operating inefficiencies in the City of Industry, California and Tijuana, Mexico facilities.

   Selling, general and administrative expenses were $13.8 million in the first half of 1999, compared to $11.8 million in 1998, a 17.1% increase. The overall increase is primarily due to the Howe acquisition and increased selling costs, customer support costs, and increased marketing expenditures related to the higher sales volume. Selling, general and administrative expenses as a percentage of net sales increased to 19.5% for the first half of 1999, as compared to 19.1% for the same period of 1998. The increase in expense rate is primarily due to additional management bonus program expense and increased telephone costs.

   Net interest expense was $0.6 million for the first half of 1999, versus net interest income of $7,000 for the comparable period in 1998. Financing costs associated with the Howe acquisition caused the change from interest income to interest expense. Income tax expense was $2.3 million for the first half of 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

   The Company's working capital at May 1, 1999, was $35.3 million and its ratio of current assets to current liabilities was 3.0 to 1.0, compared with $35.8 million and 2.8 to 1.0 at October 31, 1998.

   In connection with the Howe acquisition, the Company entered into a unsecured $20.0 million revolving line of credit expiring April 22, 2000. The rate of interest on borrowings under this agreement is, at the Company's option, the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based upon the Company's leverage ratio. The variable interest rate was 6.3% at May 1, 1999. Under the revolving line of credit agreement, the Company must comply with certain covenants including, but not limited to, the maintenance of specific ratios.

   At May 1, 1999, $19.2 million was outstanding under the $20.0 million revolving line of credit.

   The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary source of liquidity.

   During the first two quarters of 1999, the Company repurchased
349,100 shares of its common stock for a total cost of approximately $3.0 million. The Company is authorized to purchase up to an additional 440,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

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

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 10, 1999, for the purposes of electing three Class C directors for a term expiring in 2002

         The number of votes for and withheld for each nominee for director are as follows:

                 Nominee                 Votes For    Votes Withheld
                 -------                 ---------    --------------
                 Donald P. Gallop        6,476,876        178,655
                 Franklin A. Jacobs      6,476,359        179,172
                 S. Lee Kling            6,477,176        178,355

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              Exhibit 11 - Computation of Earnings Per Share
              Exhibit 27 - Financial data schedule (filed in EDGAR
                version only)

          (b) Reports on Form 8-K

              May 12, 1999 - Reporting the commencement of a cash tender offer to acquire Shelby Williams Industries, Inc.


SIGNATURES
----------

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 FALCON PRODUCTS, INC.
                                 ---------------------
                                 (Registrant)


Date:  June 4, 1999              /s/ Franklin A. Jacobs
                                 ----------------------
                                 Franklin A. Jacobs
                                 Chief Executive Officer
                                 and Chairman of the Board


Date:  June 4, 1999              /s/ Michael J. Dreller
                                 ----------------------
                                 Michael J. Dreller
                                 Vice President and
                                 Chief Financial Officer