Form 10-Q
period 1999-07-31
FALCON PRODUCTS INC /DE/
filed 1999-09-14
CIK 34339

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                             FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

As of September 14, 1999, the registrant had 8,643,016 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                      Falcon Products, Inc. and Subsidiaries
                                      --------------------------------------
                                        Consolidated Statements of Earnings
                                        -----------------------------------
                                                    (Unaudited)
                                                                        Thirteen Weeks Ended        Thirty-Nine Weeks Ended
                                                                      ------------------------      ------------------------

(In thousands, except per share data)                                 July 31,       August 1,      July 31,       August 1,
                                                                        1999           1998           1999           1998
                                                                      --------       ---------      --------       ---------
Net sales                                                              $59,884        $41,297       $130,948       $103,008

Cost of sales, including special and nonrecurring items                 46,567         32,073         97,058         76,125

Special and nonrecurring items                                          10,500            111         10,500            111

Selling, general and administrative expenses                            10,575          8,545         24,407         20,358
                                                                       -------        -------       --------       --------

   Operating profit (loss)                                              (7,758)           568         (1,017)         6,414

Interest expense, net                                                    2,227            243          2,823            236

Minority interest in consolidated subsidiary                                 3            (26)           (11)           (60)
                                                                       -------        -------       --------       --------

   Earnings (loss) before income taxes                                  (9,988)           351         (3,829)         6,238

Income taxes                                                            (3,759)           135         (1,435)         2,402
                                                                       -------        -------       --------       --------

   Net earnings (loss)                                                 $(6,229)       $   216       $ (2,394)      $  3,836
                                                                       =======        =======       ========       ========

Earnings (loss) per share:
   Basic                                                               $ (0.72)       $  0.02       $  (0.27)      $   0.41
                                                                       =======        =======       ========       ========

   Diluted                                                             $ (0.71)       $  0.02       $  (0.27)      $   0.41
                                                                       =======        =======       ========       ========

See accompanying notes to consolidated financial statements.

                     Falcon Products, Inc. and Subsidiaries
                          Consolidated Balance Sheets
                                  (Unaudited)
                                                             July 31,        October 31,
(In thousands, except share data)                             1999              1998
                                                            ---------        -----------
Assets
------
Current assets:
   Cash and cash equivalents                                 $  7,324         $  5,186
   Accounts receivable, less allowances
     of $1,273 and $672, respectively                          41,434           22,683
   Inventories                                                 55,660           24,877
   Prepayments and other current assets                         6,671            3,081
                                                             --------         --------
     Total current assets                                     111,089           55,827
                                                             --------         --------
Property, plant and equipment:
   Land                                                         3,621            2,116
   Buildings and improvements                                  28,162           11,395
   Machinery and equipment                                     44,711           32,154
                                                             --------         --------
                                                               76,494           45,665
   Less accumulated depreciation                              (20,580)         (18,167)
                                                             --------         --------
     Total property, plant and equipment                       55,914           27,498
                                                             --------         --------
Other assets, net of accumulated amortization:
   Goodwill                                                   122,475           23,243
   Other                                                       11,984            5,406
                                                             --------         --------
     Total other assets                                       134,459           28,649
                                                             --------         --------

Total Assets                                                 $301,462         $111,974
                                                             ========         ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                          $ 30,531         $ 11,695
   Accrued liabilities                                         27,414            6,769
   Current maturities of long-term debt                         2,809            1,607
                                                             --------         --------
     Total current liabilities                                 60,754           20,071
Long-term obligations:
   Long-term debt                                             170,224           17,208
   Deferred income taxes                                        2,896              876
   Minority interest in consolidated subsidiary                   799              810
   Other                                                          609            1,063
                                                             --------         --------
     Total liabilities                                        235,282           40,028
                                                             --------         --------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000
     shares; 9,915,117 shares issued                              198              198
   Additional paid-in capital                                  47,376           47,376
   Treasury stock, at cost (1,272,101 and 992,777 shares,
     respectively)                                            (15,647)         (13,557)
   Cumulative translation adjustment                             (241)             (19)
   Retained earnings                                           34,494           37,948
                                                             --------         --------
     Total stockholders' equity                                66,180           71,946
                                                             --------         --------

Total Liabilities and Stockholders' Equity                   $301,462         $111,974
                                                             ========         ========

See accompanying notes to consolidated financial statements.

                                        Falcon Products, Inc. and Subsidiaries
                                        --------------------------------------
                                    Consolidated Statements of Stockholders' Equity
                                    -----------------------------------------------
                               Thirty-Nine Weeks Ended July 31, 1999, and August 1, 1998
                               ---------------------------------------------------------
                                                      (Unaudited)

(In thousands, except per share amounts)                     Additional                     Cumulative                   Total
                                                 Common        Paid-in      Treasury       Translation     Retained   Stockholders'
                                                  Stock        Capital       Stock         Adjustments     Earnings      Equity
                                                 ------      ----------     --------       -----------     --------   -------------
Balance, November 1, 1997                         $198        $47,376       $ (6,855)        $ (727)       $33,272        $73,264

   Net earnings                                     --             --             --             --          3,836          3,836
   Exercise of stock options                        --             --            324             --           (217)           107
   Issuance of stock to Employee
     Stock Purchase Plan                            --             --             30             --             --             30
   Translation adjustments                          --             --             --           (134)            --           (134)
   Cash dividends ($.12 per share)                  --             --             --             --         (1,098)        (1,098)
   Treasury stock purchases                         --             --         (5,945)            --             --         (5,945)
   Issuance of stock for business acquisition       --             --            338             --             --            338
                                                  ----        -------       --------         ------        -------        -------

Balance, August 1, 1998                           $198        $47,376       $(12,108)        $ (861)       $35,793        $70,398
                                                  ====        =======       ========         ======        =======        =======


Balance, October 31, 1998                         $198        $47,376       $(13,557)        $  (19)       $37,948        $71,946

   Net earnings                                     --             --             --             --         (2,394)        (2,394)
   Exercise of stock options                        --             --            177             --            (77)           (77)
   Issuance of stock to Employee
     Stock Purchase Plan                            --             --            574             --           (226)           348
   Translation adjustments                          --             --             --           (222)            --           (222)
   Cash dividends ($.12 per share)                  --             --             --             --           (710)          (710)
   Treasury stock purchases                         --             --         (3,025)            --             --         (3,025)
   Issuance of stock for business acquisition       --             --            184             --            (47)           137
                                                  ----        -------       --------         ------        -------        -------

Balance, July 31, 1999                            $198        $47,376       $(15,647)        $ (241)       $34,494        $66,180
                                                  ====        =======       ========         ======        =======        =======

See accompanying notes to consolidated financial statements.

                      Falcon Products, Inc. and Subsidiaries
                      --------------------------------------
                       Consolidated Statements of Cash Flows
                       -------------------------------------
                                    (Unaudited)
                                                              Thirty-Nine Weeks Ended
                                                            ----------------------------
(In thousands)                                              July 31,           August 1,
                                                              1999               1998
                                                            --------           ---------
Cash flows from operating activities:
   Net earnings                                             $ (2,394)          $  3,836
   Adjustments to reconcile net earnings to net cash:
     Depreciation and amortization                              3,491             3,184
     Gain on sale of building                                      --            (1,289)
     Special and non-recurring items                           14,000             4,650
     Translation adjustments                                     (222)             (134)
     Minority interest in consolidated subsidiary                 (11)              (62)
     Change in assets and liabilities:
         Accounts receivable, net                              (1,296)           (1,045)
         Inventories                                            1,328            (4,105)
         Prepaid expenses and other current assets             (1,697)               17
         Other assets, net                                        685            (1,280)
         Accounts payable                                         392               (10)
         Accrued liabilities                                  (14,880)           (6,926)
         Other liabilities                                       (454)               --
                                                            ---------          --------
     Net cash used in operating activities                     (1,058)           (3,164)
                                                            ---------          --------
Cash flows from investing activities:
   Cost of business acquired, net of cash                    (137,101)          (15,962)
   Net proceeds from sale of building                              --             5,170
   Additions to property, plant and equipment, net             (4,189)           (5,135)
                                                            ---------          --------
       Net cash used in investing activities                 (141,290)          (15,927)
                                                            ---------          --------
Cash flows from financing activities:
   Additions to (repayment of) long-term debt, net            154,218            11,473
Debt issuance costs                                            (6,582)               --
   Common stock issuances                                         585               137
   Cash dividends                                                (710)           (1,098)
   Treasury stock purchases                                    (3,025)           (5,945)
                                                            ---------          --------
       Net cash provided by financing activities              144,486             4,567
                                                            ---------          --------
Net decrease in cash and cash equivalents                       2,138           (14,524)
Cash and cash equivalents-beginning of period                   5,186            16,294
                                                            ---------          --------
Cash and cash equivalents-end of period                     $   7,324          $  1,770
                                                            =========          ========

Supplemental Cash Flow Information:
   Cash paid for interest                                   $     824          $    423
                                                            =========          ========
   Cash paid for income taxes                               $   5,965          $  4,985
                                                            =========          ========

See accompanying notes to consolidated financial statements.

               Falcon Products, Inc. and Subsidiaries
               --------------------------------------
             Notes to Consolidated Financial Statements
             ------------------------------------------
               Thirty-Nine Weeks Ended July 31, 1999
               -------------------------------------

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

Note 2. - Business Acquisitions

     On June 18, 1999, the Company acquired all of the common stock of Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams") for a cash price of $137.1 million. Shelby Williams is a leading manufacturer of contract seating for the commercial contract furniture market. The Company used the purchase method of accounting to record this acquisition. Accordingly, results of operations have been included in the financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities (on a preliminary basis) based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $92.9 million, which is being amortized on a straight line basis over 40 years.

     Following are the Company's unaudited pro forma results assuming the acquisition occurred on November 1, 1997:

                                                               Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                              -----------------------      ------------------------
(In thousands, except per share amounts)                      July 31,      August 1,      July 31,       August 1,
                                                                1999          1998           1999           1998
                                                              --------      ---------      --------       ---------
Net sales                                                     $77,756        $80,455       $234,267       $220,423
Net earnings (loss)                                              (188)         1,574          2,438          3,770
Basic and diluted earnings (loss) per share                     (0.02)          0.17           0.27           0.40

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combination been in effect on November 1, 1997, or of future results of operations.

     The Company's results for the third quarter and thirty-nine weeks ended July 31, 1999 include Howe Furniture Corporation and its subsidiaries (Howe) for the thirteen and thirty-nine week periods.
Howe was acquired during March 1998, and therefore Howe's results of operation are not included in the reported results for the first quarter and a portion of the second quarter of 1998.

Note 3. - Special and Non-recurring Items

     In conjunction with the acquisition of Shelby Williams, the Company recorded a third-quarter integration charge of $14.0 million, $8.5 million after taxes to cover the anticipated costs of combining its existing business with the acquired business. The charge relates to closing certain manufacturing facilities and transferring production from the closed facilities into the Company's existing facilities. This one-time charge includes costs associated with asset write-downs and dispositions, real estate exit costs, employee severance, and other related costs associated with exiting the closed facilities. Cost of sales includes a $3.3 million charge to writedown the carrying value of inventory with the remaining components of the charge being reported in the Special and Nonrecurring Items, net of the accompanying Consolidated Statement of Earnings.

A summary of activity related to the strategic initiatives is as follows:

                                                                Thirteen Weeks Ended         Thirty-Nine Weeks Ended
                                                              -----------------------       ------------------------
                                                              July 31,      August 1,       July 31,       August 1,
                                                                1999          1998            1999           1998
                                                              --------      ---------       --------       ---------
Balance, beginning of period                                  $    --        $    --        $    --         $   --
Charges to operations:
Facility shut-down costs                                       11,575             --         11,575             --
Real estate exit costs                                            975             --            975             --
Severance costs                                                 1,450             --          1,450             --
                                                              -------        -------        -------         ------
                                                               14,000             --         14,000             --

Charges to operations:
Facility shut-down costs                                        5,516             --          5,516             --
Real estate exit costs                                             26             --             26             --
Severance costs                                                    26             --             26             --
                                                              -------        -------        -------         ------
                                                                5,568             --          5,568             --
                                                              -------        -------        -------         ------

Balance, end of period                                        $ 8,432        $    --        $ 8,432         $   --
                                                              =======        =======        =======         ======

Note 4. - Long-Term Obligations

     In June 1999, the Company entered into a new $120.0 million senior secured credit facility (the "Senior Secured Credit Facility") with a group of financial institutions which provides for (1) a six year term loan of $70.0 million (the "Term Loan") used to finance the acquisition of Shelby Williams, the refinancing of existing debt in aggregate principal amount of approximately $20.2 million (plus accrued interest) and fees and expenses associated with the Shelby Williams transactions and (2) a six year revolving credit facility of up to $50.0 million (the "Revolving Credit Facility") for working capital and general corporate purposes, including to fund possible acquisitions.

     The loans outstanding under the Senior Secured Credit Facility bear interest at the Company's option, at (1) the London Interbank Offered Rate ("LIBOR") plus the applicable margin, or (2) the greater of the Prime Rate and the rate which is 1% in excess of the rates on overnight Federal funds transactions as published by the Federal Reserve Bank of New York (the "Base Rate"), plus the applicable margin. The applicable margin will be determined based on total leverage ratio. For the Revolving Credit Facility and the Term Loan, the applicable margin will range from 1.75% to 2.50% for LIBOR borrowings and from 0.75% to 1.50% for Base Rate borrowings. The Company is required to obtain and maintain until June 18, 2001 one or more interest rate agreements with respect to the Term Loan to convert the fluctuating interest rate obligations to fixed interest rate obligations in an aggregate principal amount of not less than 50% of the amount of the Term Loan outstanding on June 18, 1999.

     The Company's Term Loan matures in quarterly installments beginning July 31, 2000, with $3.5 million due in fiscal year 2000, $8.8 in fiscal year 2001, $12.3 million in fiscal year 2002, $15.8 million in fiscal year 2003, $19.0 million in fiscal year 2004, and $10.6 million in fiscal year 2005.

     Concurrently with entering into the Senior Secured Credit
Facility, the Company issued $100.0 million of 11 3/8% Senior
Subordinated Notes Series A (the "Series A Notes") due June 15, 2009, with interest payable semiannually commencing December 15, 1999.
The proceeds from the issuance were used in conjunction with the Senior Secured Credit Facility to finance the Shelby Williams acquisition along with the fees and expenses associated with the acquisition. At any time prior to June 15, 2002, the Company may redeem up to 35% of the aggregate principle amount at a redemption price of 111.375% of the principal amount, with the net cash proceeds from public equity offerings.

     Under the terms of the Senior Secured Credit Facility and the Indentures as amended, pursuant to which the Notes have been issued (the "Indenture") the Company must comply with certain covenants including, but not limited to, those relating to the payment of dividends and the maintenance of specific ratios.

Note 5. - Comprehensive Income

     In June 1997, the Financial Accounting Standards Board adopted Statement of Financial Accounting Standards, "Reporting Comprehensive Income" (SFAS) No. 130, which is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources; it includes all changes in equity during the period except those resulting from investments by owners and distribution to owners. Comprehensive income is the total of all components of comprehensive income and other comprehensive income, including net income. Other comprehensive income refers to revenues, expenses, gains and losses that under GAAP are excluded from net income. Effective November 1, 1998, the Company adopted SFAS No. 130. For the Company, the only element of other comprehensive income is cumulative translation adjustments, arising from the translation of certain balance sheet accounts from local currency to functional currency. Comprehensive income (loss) was ($6.0) million and $0.2 million for the third quarter ended July 31, 1999, and August 1, 1998, respectively and ($2.2) million and $3.4 for the thirty-nine week period ending July 31, 1999 and August 1, 1998, respectively.

Note 6. - Subsequent Event

     On August 30, 1999, the Company completed its offer to exchange its 11 3/8% Senior Subordinated Notes due June 15, 2009, Series B (the "Series B Notes") for its outstanding Series A Notes (the "Exchange Offer"). The terms of the Series B Notes are the same as the terms of the Series A Notes, except that the Series B Notes have been registered under the Securities Act of 1933, as amended, and the holders of the Series B Notes are not entitled to any exchange or registration rights with respect thereto. All of the outstanding Series A Notes were exchanged for Series B Notes pursuant to the Exchange Offer. As used herein, the term "Notes" means (i) the Series A Notes until the expiration of the Exchange Offer at 12:00 midnight on August 30, 1999, and (ii) the Series B Notes from and after the expiration of the Exchange Offer.

Note 7. - Guarantor Subsidiaries

     All of the Company's existing domestic subsidiaries have guaranteed, and future domestic subsidiaries will guarantee, the Senior Secured Credit Facility. A first priority security interest in substantially all of the Company's properties and assets and the assets of its existing and future domestic subsidiaries (and all of its non-United States subsidiaries to the extent doing so would not result in material increased tax or similar liabilities to the Company or its subsidiaries), including a pledge of all of the stock of the Company's domestic subsidiaries and 66% of the stock of its foreign subsidiaries, secures the Senior Secured Credit Facility.

     The Notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s., Falcon Products China Limited, Falcon Mimon a/s., Falcon De Juarez, S.A. de C.V., Falcon De Baja California, S.A. de C.V. and Industrial Mueblera Shelby Willimas, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company.

     The following condensed consolidating financial statements of the Company include the combined accounts of the Company and its Guarantor subsidiaries and the combined accounts of the Non-Guarantor subsidiaries. Given the size of the Non-Guarantor subsidiaries, relative to the Company and its Guarantor subsidiaries on a consolidated basis, separate financial statements of the respective Company and its Guarantor subsidiaries are not presented because management has determined that such information is not material in assessing the Company and its Guarantor subsidiaries.

                                                   Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                        For the Thirteen Weeks Ended July 31, 1999
                                                                     Total              Total
                                                                   Guarantor        Non-Guarantor     Eliminations         Total
                                                                   ---------        -------------     ------------        -------
Net sales                                                          $ 59,201            $4,318           $(3,635)          $59,884
Cost of sales, including nonrecurring items                          46,595             3,607            (3,635)           46,567
Special and nonrecurring items                                       10,500                 -                 -            10,500
Selling, general and administrative                                  10,115               460                 -            10,575
                                                                   --------            ------           -------           -------
   Operating profit                                                  (8,009)              251                 -            (7,758)
Minority interest in consolidated subsidiary                             (3)                -                 -                (3)
Interest income (expense)                                            (2,198)              (29)                -            (2,227)
                                                                   --------            ------           -------           -------
   Net earnings before income taxes                                 (10,210)              222                 -            (9,988)
Income tax expense                                                   (3,813)               54                 -            (3,759)
                                                                   --------            ------           -------           -------
   Net earnings                                                    $ (6,397)           $  168           $     -           $(6,229)
                                                                   ========            ======           =======           =======

                                                   Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                        For the Thirteen Weeks Ended August 1, 1998
                                                                     Total              Total
                                                                   Guarantor        Non-Guarantor     Eliminations         Total
                                                                   ---------        -------------     ------------        -------
Net sales                                                           $38,840            $5,970           $(3,513)          $41,297
Cost of sales, including nonrecurring items                          30,091             5,495            (3,513)           32,073
Special and nonrecurring items                                          111                 -                 -               111
Selling, general and administrative                                   8,003               542                 -             8,545
                                                                   --------            ------           -------           -------
   Operating profit                                                     635               (67)                -               568
Minority interest in consolidated subsidiary                             26                 -                 -                26
Interest income (expense)                                              (226)              (17)                -              (243)
                                                                   --------            ------           -------           -------
   Earnings before income taxes                                         435               (84)                -               351
Income tax expense                                                       96                39                 -               135
                                                                   --------            ------           -------           -------
   Net earnings                                                     $   339            $ (123)          $     -           $   216
                                                                   ========            ======           =======           =======

                                                 Falcon Products, Inc.
                                          Consolidating Statement of Earnings
                                     For the Thirty-Nine Weeks Ended July 31, 1999
                                                                     Total             Total
                                                                   Guarantor       Non-Guarantor      Eliminations        Total
                                                                   ---------       -------------      ------------       --------
Net sales                                                          $126,986           $13,924           $(9,962)         $130,948
Cost of sales, including nonrecurring items                          94,815            12,205            (9,962)           97,058
Special and nonrecurring items                                       10,500                 -                 -            10,500
Selling, general and administrative                                  23,310             1,097                 -            24,407
                                                                   --------           -------           -------          --------
   Operating profit                                                  (1,639)              622                 -            (1,017)
Minority interest in consolidated subsidiary                             11                 -                 -                11
Interest income (expense)                                            (2,882)               59                 -            (2,823)
                                                                   --------           -------           -------          --------
   Net earnings before income taxes                                  (4,510)              681                 -            (3,829)
Income tax expense                                                   (1,646)              211                 -            (1,435)
                                                                   --------           -------           -------          --------
   Net earnings                                                    $ (2,864)          $   470           $     -          $ (2,394)
                                                                   ========           =======           =======          ========


                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                     For the Thirty-Nine Weeks Ended August 1, 1998
                                                                     Total             Total
                                                                   Guarantor       Non-Guarantor      Eliminations        Total
                                                                   ---------       -------------      ------------       --------
Net sales                                                           $97,039           $14,928           $(8,959)         $103,008
Cost of sales, including nonrecurring items                          71,525            13,559            (8,959)           76,125
Special and nonrecurring items                                          111                 -                 -               111
Selling, general and administrative                                  19,307             1,051                 -            20,358
                                                                    -------           -------           -------          --------
   Operating profit                                                   6,096               318                 -             6,414
Minority interest in consolidated subsidiary                             60                 -                 -                60
Interest income (expense)                                              (181)              (55)                -              (236)
                                                                    -------           -------           -------          --------
   Net earnings before income taxes                                   5,975               263                 -             6,238
Income tax expense                                                    2,334                68                 -             2,402
                                                                    -------           -------           -------          --------
   Net earnings                                                     $ 3,641           $   195           $     -          $  3,836
                                                                    =======           =======           =======          ========

                                                  Falcon Products, Inc.
                                               Consolidating Balance Sheet
                                                      July 31, 1999
                                                                     Total             Total
                                                                   Guarantor       Non-Guarantor     Eliminations          Total
                                                                   ---------       -------------     ------------        --------
Assets
   Cash and cash equivalents                                       $  5,958           $ 1,366                 -          $  7,324
   Accounts receivable                                               39,703             1,731                 -            41,434
   Inventory                                                         50,672             4,988                 -            55,660
   Other assets                                                       4,821             1,850                 -             6,671
                                                                   --------           -------          --------          --------
      Total current assets                                          101,154             9,935                 -           111,089
   Property plant and equipment, net                                 44,172            11,742                 -            55,914
   Investment in subsidiaries                                        10,408                 -           (10,408)                -
   Intangibles and other assets                                     134,459                 -                 -           134,459
                                                                   --------           -------          --------          --------
Total assets                                                       $290,193           $21,677          $(10,408)         $301,462
                                                                   ========           =======          ========          ========

Liabilities and Stockholders' Equity
   Current liabilities                                             $ 55,901            $4,853          $      -          $ 60,754
   Long-term debt                                                   170,224                 -                 -           170,224
   Other long-term liabilities                                        4,304                 -                 -             4,304
   Intercompany payable (receivable)                                 (6,416)            6,416                 -                 -
                                                                   --------           -------          --------          --------
Total liabilities                                                   224,013            11,269                 -           235,282
                                                                   --------           -------          --------          --------
Stockholders' equity
   Common stock                                                         198             9,144            (9,144)              198
   Additional paid-in capital                                        47,376             1,015            (1,015)           47,376
   Treasury stock                                                   (15,647)                -                 -           (15,647)
   Cumulative translation adjustment                                   (241)                -                 -              (241)
   Retained earnings                                                 34,494               249              (249)           34,494
                                                                   --------           -------          --------          --------
      Total stockholders' equity                                     66,180            10,408           (10,408)           66,180
                                                                   --------           -------          --------          --------
Total liabilities and stockholders' equity                         $290,193           $21,677          $(10,408)         $301,462
                                                                   ========           =======          ========          ========

                                                    Falcon Products, Inc.
                                                Consolidating Balance Sheet
                                                     October 31, 1998
                                                                     Total             Total
                                                                   Guarantor       Non-Guarantor      Eliminations        Total
                                                                   ---------       -------------      ------------       --------
Assets
   Cash and cash equivalents                                       $  3,666           $ 1,520                 -          $  5,186
   Accounts receivable                                               20,472             2,211                 -            22,683
   Inventories                                                       20,922             3,955                 -            24,877
   Other current assets                                               2,760               321                 -             3,081
                                                                   --------           -------           -------          --------
      Total current assets                                           47,820             8,007                 -            55,827
   Property plant and equipment, net                                 18,362             9,136                 -            27,498
   Investment in subsidiaries                                         7,150                 -            (7,150)                -
   Intangibles and other assets                                      28,649                 -                 -            28,649
                                                                   --------           -------           -------          --------
Total assets                                                       $101,981           $17,143           $(7,150)         $111,974
                                                                   ========           =======           =======          ========

Liabilities and Stockholders' Equity
   Current liabilities                                             $ 16,143           $ 3,928           $     -          $ 20,071
   Long-term debt                                                    17,208                 -                 -            17,208
   Other long-term liabilities                                        2,749                 -                 -             2,749
   Intercompany payable (receivable)                                 (6,065)            6,065                 -                 -
                                                                   --------           -------           -------          --------
Total liabilities                                                    30,035             9,993                 -            40,028
                                                                   --------           -------           -------          --------
Stockholders' equity
   Common stock                                                         198             6,446            (6,446)              198
   Additional paid-in capital                                        47,376               925              (925)           47,376
   Treasury stock                                                   (13,557)                -                 -           (13,557)
   Cumulative translation adjustment                                    (19)                -                 -               (19)
   Retained earnings                                                 37,948              (221)              221            37,948
                                                                   --------           -------           -------          --------
      Total stockholders' equity                                     71,946             7,150            (7,150)           71,946
                                                                   --------           -------           -------          --------
Total liabilities and stockholders' equity                         $101,981           $17,143           $(7,150)         $111,974
                                                                   ========           =======           =======          ========

                                                Falcon Products, Inc.
                                        Consolidating Statement of Cash Flows
                                    For the Thirty-Nine Weeks Ended July 31, 1999
                                                                     Total              Total
                                                                   Guarantor        Non-Guarantor     Eliminations        Total
                                                                   ---------       -------------      ------------      ---------
Net cash provided by (used in) operating activities               $    (966)            $ (92)            $   -         $  (1,058)

Cash flows used in investing activities
   Acquisition, net of cash                                        (136,870)             (231)                -          (137,101)
   Capital expenditures, net                                         (4,358)              169                 -            (4,189)
                                                                  ---------             -----             -----         ---------
Net cash provided by (used in) investing activities                (141,228)              (62)                -          (141,290)

Cash flows used in financing activities
   Common stock issuance                                                585                 -                 -               585
   Treasury stock purchases                                          (3,025)                -                 -            (3,025)
   Cash dividends                                                      (710)                -                 -              (710)
   Additions to (repayment of) long-term debt, net                  154,218                 -                 -           154,218

Debt issuance costs                                                  (6,582)                -                 -            (6,582)
                                                                  ---------             -----             -----         ---------
Net cash provided by (used in) financing activities                 144,486                 -                 -           144,486
                                                                  ---------             -----             -----         ---------
Net change in cash and cash equivalents                           $   2,292             $(154)            $   -         $   2,138
                                                                  =========             =====             =====         =========

                                                Falcon Products, Inc.
                                        Consolidating Statement of Cash Flows
                                    For the Thirty-Nine Weeks Ended August 1, 1998
                                                                     Total             Total
                                                                   Guarantor       Non-Guarantor      Eliminations         Total
                                                                   ---------       -------------      ------------       --------
Net cash provided by (used in)  operating activities               $ (1,869)          $(1,295)            $   -          $ (3,164)

Cash flows used in investing activities
   Acquisition, net of cash                                         (15,962)                -                 -           (15,962)
   Capital expenditures, net                                           (697)              732                 -                35
                                                                   --------           -------             -----          --------
Net cash provided by (used in) investing activities                 (16,659)              732                 -           (15,927)

Cash flows used in financing activities
   Common stock issuance                                                137                 -                 -               137
   Treasury stock purchases                                          (5,945)                -                 -            (5,945)
   Cash dividends                                                    (1,098)                -                 -            (1,098)
Additions to (repayment of) long-term debt, net                      11,473                 -                 -            11,473
                                                                   --------           -------             -----          --------
Net cash provided by (used in)  financing activities               $  4,567           $     -                 -          $  4,567
                                                                   --------           -------             -----          --------
Net change in cash and cash equivalents                            $(13,961)          $  (563)            $   -          $(14,524)
                                                                   ========           =======             =====          ========

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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operations of the Company, expressed as a percentage of net sales:

                                                                        Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                                     ---------------------------         --------------------------
                                                                     July 31,          August 1,         July 31,         August 1,
                                                                       1999              1998              1999             1998
                                                                     --------          ---------         --------         ---------
Net sales                                                             100.0%            100.0%            100.0%            100.0%
Cost of sales, including nonrecurring item                             77.8              77.7              74.1              73.9
Nonrecurring item                                                      17.5               0.3               8.0               0.1
Selling, general and administrative expenses                           17.7              20.7              18.6              19.8
                                                                      -----             -----             -----             -----
  Operating (loss) profit                                             (13.0)              1.3              (0.7)              6.2
Interest income (expense), net and other                               (3.7)             (0.5)             (2.2)             (0.2)
                                                                      -----             -----             -----             -----
  Earnings (loss) before income taxes                                 (16.7)              0.8              (2.9)              6.0
Income tax expense                                                     (6.3)              0.3              (1.1)              2.3
                                                                      -----             -----             -----             -----
  Net earnings (loss) from operations                                 (10.4)%             0.5%             (1.8)%             3.7%
                                                                      =====             =====             =====             =====

Thirteen weeks ended July 31, 1999, compared to the thirteen weeks ended August 1, 1998.

     The Company recorded pre-tax nonrecurring charges of $14.0 million and $4.7 million during the third quarter of 1999 and 1998, respectively.
The 1999 charge related to costs associated with certain strategic initiatives in connection with the acquisition of Shelby Williams and included a $3.5 million charge to writedown the carrying value of inventory, which is included in cost of sales. The 1998 charge related to certain costs associated with exiting the hotel casegoods line of business. This charge was partially offset from gain on the sale of the Company's headquarters building and included $3.3 million to writedown the carrying value of inventory, which is included in cost of sales.

     The Company had a net loss of $6.2 million in the third quarter of 1999, compared to net earnings of $0.2 million in 1998. The decrease in net earnings is attributable to the special and nonrecurring charges
described above.   Net earnings, before the special and nonrecurring
items, were $2.5 million, or $0.28 per share, in the third quarter of 1999, compared with $2.3 million, or $0.25 earnings per share for 1998, an increase of 7.4% and 12.0%, respectively.

     Net sales for the third quarter of 1999 were $59.9 million, an increase of 45.0% over 1998 third quarter net sales of $41.3 million. The increase was primarily due to the acquisition of Shelby Williams which occurred in the third quarter of 1999, which was partially offset by a decline in casegoods sales in the lodging market. This was following the Company's previous decision to exit the hotel casegoods market.

     Cost of sales was $46.6 million for the 1999 third quarter, an increase of 45.2% from $32.1 million in the third quarter of 1998. Excluding the special and nonrecurring items, cost of sales was $43.1 million for the 1999 third quarter compared to $28.8 million in 1998, an increase of 49.7%. The overall increase is primarily the result of increased sales volume related to the Shelby Williams acquisition, operating inefficiencies and product mix. Excluding the special and nonrecurring charges, gross margin increased to $16.8 million for the third quarter of 1999, a 9.8% increase from $12.3 million in the same quarter of 1998. Gross margin as a percentage of net sales decreased to 28.1% in 1999 from 29.8% in 1998. The lower gross margin percentage during the third quarter of 1999 was primarily due to operating inefficiencies at the City of Industry, California and Tijuana, Mexico facilities in addition to product mix.

     Selling, general and administrative expenses were $10.6 million in the third quarter of 1999, compared to $8.5 million in the third quarter of 1998, a 23.8% increase. The increase is due to the Shelby Williams acquisition. Selling, general and administrative expenses as a percentage of net sales, decreased to 17.7% for the third quarter of 1999 as compared to 20.7% for the same period of 1998. The decrease in the expense rate in 1999 is primarily the result of increased sales. In addition, Shelby Williams had a historical lower expense rate than that of the Company's.

Thirty-nine weeks ended July 31, 1999, compared to the thirty-nine weeks ended August 1, 1998.

     The Company recorded pre-tax nonrecurring charges of $14.0 million and $4.7 million during the third quarter of 1999 and 1998,
respectively.   The 1999 charge related to costs associated with certain
strategic initiatives in connection with the acquisition of Shelby
Williams Industries, Inc. The charge included a $3.5 million charge to writedown the carrying value of inventory, which is included in cost of sales. The 1998 charge related to certain costs associated with exiting the hotel casegoods line of business. This charge was partially offset from gain on the sale of the Company's headquarters building and included $3.3 million to writedown the carrying value of inventory, which is included in cost of sales.

     The Company had a net loss of $2.4 million for the first nine months of 1999, compared to net earnings of $3.4 million in 1998. The decrease in net earnings is attributable to the special and nonrecurring
charges described above.   Net earnings, before the special and
nonrecurring items, were $6.3 million, or $0.70 per share, for the first nine months of 1999, compared with $5.9 million, or $0.63 earnings per share for 1998, an increase of 6.5% and 11.0%, respectively.

     Net sales for the first nine months of 1999 were $131.0 million, an increase of 27.1% over net sales of $103.0 million recorded for the same period in 1998. Net sales increased primarily due to the acquisition of Shelby Williams which occurred in the third quarter of 1999 and full year impact of the acquisition of Howe which occurred in the second quarter of 1998, which were partially offset by a decline in casegoods sales in the lodging market. This was following the Company's previous decision to exit the hotel casegoods market.

     Cost of sales was $97.1 million for the first nine months of 1999, an increase of 27.7% from $76.1 million the same period in 1998. Excluding the special and nonrecurring items, cost of sales was $93.6 million for the first nine months of 1999 compared to $72.9 million in 1998, an increase of 28.6%. The overall increase is primarily the result of increased sales volume related to the Shelby Williams acquisition, operating inefficiencies and product mix. Excluding the special and nonrecurring charges, gross margin increased to $37.4 million for the first nine months of 1999, a 23.9% increase from $30.2 million in 1998. Gross margin as a percentage of net sales decreased to 28.6% in 1999 from 29.3% in 1998. The lower gross margin percentage was primarily due to operating inefficiencies at the City of Industry, California and Tijuana, Mexico facilities in addition to product mix.

     Selling, general and administrative expenses were $24.4 million in the first nine months of 1999, compared to $20.4 million in 1998, a 19.9% increase. The overall increase is primarily due to the Shelby Williams acquisition. Selling, general and administrative expenses as a percentage of net sales, decreased to 18.6% for the first nine months of 1999 as compared to 19.8% for the same period of 1998. The decrease in the expense rate in 1999 is primarily the result of increased sales. In addition, Shelby Williams had a historical lower expense rate than that of the Company's.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at July 31, 1999, was $50.3 million and its ratio of current assets to current liabilities was 1.8 to 1.0, compared with $35.8 million and 2.8 to 1.0 at October 31, 1998. The decrease in the ratio is attributable to the acquisition of Shelby Williams.

     In connection with the Shelby Williams acquisition, the Company restructured its debt by entering into the Senior Secured Credit Facility comprised of the Term Loan and the Revolving Credit Facility and issued $100.0 million of its Series A Notes. At July 31, 1999, there were no borrowings under the Revolving Credit Facility. Under the Senior Secured Credit Facility and the Indenture, the Company must comply with certain covenants including, but not limited to, those relating to the payment of dividends and the maintenance of specific ratios.

     The Company expects that it will meet its ongoing working capital and capital requirements from a combination of internally generated funds, available cash reserves and available borrowings under its Revolving Credit Facility. The Company's operating cash flows constitute its primary source of liquidity.

     During the first nine months of 1999, the Company repurchased 349,100 shares of its common stock for a total cost of approximately $3.0 million. The Company is authorized to purchase an additional 440,000 shares of its common stock under stock repurchase programs authorized by the Board of Directors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

     Not applicable.

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

Item 2. - Changes in Securities and Use of Proceeds
          -----------------------------------------

     On June 17, 1999, the Company issued $100.0 million of its Series A Notes. The proceeds from the issuance of the Series A Notes were used in conjunction with the Senior Secured Credit Facility to finance the Shelby Williams acquisition, along with the fees and expenses associated with the acquisition.

     On August 30, 1999, the Company completed the Exchange Offer, whereby all of its outstanding Series A Notes were exchanged for Series B Notes.
The terms of the Series B Notes are the same as the Series A Notes, except that the Series B Notes have been registered under the Securities Act of 1933, as amended, and the holders of the Series B Notes are not entitled to any exchange or registration rights with respect thereto.

     Under the terms of the Senior Secured Credit Facility and the Indenture, the Company must comply with certain covenants including, but not limited to, those relating to the payment of dividends and the maintenance of specific ratios.

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

          None.

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               Exhibit 4.1 - Indenture, dated as of June 17, 1999, by and among the Company, The Bank of New York and the guarantors named therein, incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

               Exhibit 4.2 - Supplemental Indenture, dated as of June 18, 1999, by and among Shelby Williams Industries, Inc., Sellers & Josephson, Inc., Madison Furniture Industries, Inc., the Company, the guarantors named therein and The Bank of New York, incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

               Exhibit 4.3 - Form of 11-3/8% Senior Subordinated Note due 2009, Series B, incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

               Exhibit 4.4 - A/B Exchange Registration Rights Agreement, dated as of June 17, 1999, by and among the Company, the guarantors named therein, and Donaldson, Lufkin & Jenrette Securities Corporation, incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

               Exhibit 10.1 - Credit Agreement, dated as of June 17, 1999, of the Company, incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

               Exhibit 11 - Computation of Earnings Per Share, filed herewith.

               Exhibit 27 - Financial Data Schedule (filed in EDGAR version only), filed herewith.

          (b)  Reports on Form 8-K

               A report on Form 8-K, dated May 13, 1999, was filed with the Commission on May 13, 1999, reporting the commencement of a cash tender offer to acquire Shelby Williams.

               A report on Form 8-K, dated June 10, 1999, was filed with the Commission on June 10, 1999, reporting the death of Sam Ferrell, the Chief Financial Officer of Shelby Williams.

               A report on Form 8-K, dated June 28, 1999, was filed with the Commission on June 28, 1999, reporting the completion of the acquisition of Shelby Williams.

               A report on Form 8-K/A, dated July 20, 1999, was filed with the Commission on July 20, 1999, to provide the historical and pro forma financial statements and exhibits required by Item 7 thereof with respect to the acquisition of Shelby Williams.

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

                                 FALCON PRODUCTS, INC.
                                 ---------------------
                                 (Registrant)


Date:  September 14, 1999        /s/ Franklin A. Jacobs
                                 ----------------------
                                 Franklin A. Jacobs
                                 Chief Executive Officer
                                 and Chairman of the Board


Date:  September 14, 1999        /s/ Michael J. Dreller
                                 ----------------------
                                 Michael J. Dreller
                                 Vice President and
                                 Chief Financial Officer

                         EXHIBIT INDEX

Exhibit Number                        Description
--------------                        -----------

     4.1 Indenture, dated as of June 17, 1999, by and among the Company, The Bank of New York and the guarantors named therein, incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

     4.2 Supplemental Indenture, dated as of June 18, 1999, by and among Shelby Williams Industries, Inc., Sellers & Josephson, Inc., Madison Furniture Industries, Inc., the Company, the guarantors named therein and The Bank of New York, incorporated herein by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

     4.3 Form of 11-3/8% Senior Subordinated Note due 2009, Series B, incorporated herein by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

     4.4 A/B Exchange Registration Rights Agreement, dated as of June 17, 1999, by and among the Company, the guarantors named therein, and Donaldson, Lufkin & Jenrette Securities Corporation, incorporated herein by reference to Exhibit 4.5 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

    10.1 Credit Agreement, dated as of June 17, 1999, of the Company, incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

    11         Computations of Earnings Per Share

    27         Financial Data Schedule