Form 10-K
period 1999-10-30
FALCON PRODUCTS INC /DE/
filed 2000-01-28
CIK 34339

                SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                           ________________

                              FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED OCTOBER 30, 1999

                                 OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     9387 DIELMAN INDUSTRIAL DRIVE, ST. LOUIS, MISSOURI 63132
             (Address of principle executive offices)

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

  Securities registered pursuant to Section 12(g) of the Act: None
                    _______________________________

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days:
Yes /X/   No / /.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

   As of January 18, 2000, the Registrant had outstanding 8,712,774 shares of Common Stock. The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 18, 2000, was $51.0 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

                 DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 30, 1999, are incorporated herein by reference into Parts II and IV of this Report.

   Portions of the Registrant's Proxy Statement for the 2000 Annual Meeting of Stockholders to be held March 16, 2000, are incorporated herein by reference into Part III of this Report.

                           TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I
------

         ITEM 1.   Business                                               3
         ITEM 2.   Properties                                             8
         ITEM 3.   Legal Proceedings                                      9
         ITEM 4.   Submission of Matters to a Vote of Security
                   Holders                                                9
         ITEM 4A.  Executive Officers of the Registrant                  10

PART II
-------

         ITEM 5.   Market for the Registrant's Common Equity and
                   Related Stockholder Matters                           11
         ITEM 6.   Selected Financial Data                               12
         ITEM 7.   Management's Discussion and Analysis of
                   Financial Condition and Results of Operations         12
         ITEM 7A.  Quantitative and Qualitative Disclosures About
                   Market Risk                                           12
         ITEM 8.   Financial Statements and Supplementary Data           12
         ITEM 9.   Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                   12

PART III
--------

         ITEM 10.  Directors and Executive Officers of the Registrant    12
         ITEM 11.  Executive and Director Compensation                   12
         ITEM 12.  Security Ownership of Certain Beneficial Owners
                   and Management                                        12
         ITEM 13.  Certain Relationships and Related Transactions        12

PART IV
-------

         ITEM 14.  Exhibits, Financial Statement Schedules and Reports
                   on Form 8-K                                           13

SIGNATURES                                                               21
----------

EXHIBIT INDEX                                                            22
-------------

                       FALCON PRODUCTS, INC.

                            FORM 10-K

   When used herein, the term "Company" refers to the Registrant, Falcon Products, Inc., and its subsidiaries.

   Information set forth in this Annual Report on Form 10-K regarding expected or possible future events, including statements of the plans, strategy, goals and objectives of management for future growth, operations, prospects, products and services and statements relating to future economic performance, is forward-looking and subject to risks and uncertainties. For those statements, the Company claims the protection of the safe harbor for forward-looking statements provided for by the Private Securities Litigation Act of 1995. Factors that could affect the future results of the Company and could cause those results to differ materially from those expressed in the forward-looking statements are discussed at greater length herein. See Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition."

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

PRODUCTS

The Company's principal products consist of an extensive line of furniture and related products, including wood, metal and rattan chairs, banquet and conference tables, table tops, table bases, booths, casegoods and other related products.

   Seating. The Company designs and manufactures a wide variety of seating products, primarily for:

     -  dining, gaming, guest room, conference and banquet facilities;

     -  healthcare institutions and universities; and

     -  other institutional uses.

   The Company markets its seating products under the Falcon, Charlotte, Decor Concepts, KD/Context, Shelby Williams, The Chair
Source, and Thonet brand names.

   Metal. Metal stacking chairs are available in a wide variety of styles and are used primarily in multi-use function rooms, where it is necessary to store chairs for events such as training courses and banquets. Metal chairs may be upholstered in one of our standard catalog vinyls or fabrics or in customer-furnished or customer-specified materials and may be plated or powder coat painted in a standard catalog finish or in a customer-designated custom finish.

   Wood and Rattan. Wood chairs are manufactured in hardwoods, such as maple, oak and beech, and are available in a wide variety of finishes, upholstered fabric and vinyl coverings. Products are made of solid wood or a combination of woods, and many are constructed with bentwood components, which provide extended durability. Wood chair products are finished on conveyorized lines which incorporate forced drying cycles. Wood chairs are finished with one of our standard colors or the customer may specify or supply its choice of finish material. Sealer coats and final conversion varnish coats are applied to our wood chairs by means of state-of-the-art, electrostatic finishing systems which insure uniform application, resulting in a durable chip-resistant finish. To fully complement our seating line, the Company markets a wide collection of wicker and rattan seating products.

   Banquet and Conference Tables. The Company designs and manufactures banquet and conference tables, which along with our metal stacking chairs are used primarily in multi-use function rooms. The tables are constructed from the table tops and bases that the Company manufactures as separate components and then either assembled for sale as a complete table unit or sold to other furniture manufacturers as separate components for their assembly operations. The Company markets banquet and conference tables under the Falcon, King Arthur, Johnson Tables and Howe brand names.

   Table Tops. The Company manufactures table tops in a number of standard sizes and shapes and in a variety of finishes, including wood veneers, fiberglass, high-pressure laminate patterns and solid wood. Edge treatments for the table tops are available in vinyl, laminate, wood or metal. Wood edge, veneer and butcher block tops are stained with one of the standard color finishes and sealed and sprayed with a durable catalyzed top coat. The Company also has the capability of manufacturing custom table tops in a wide variety of customer-specified sizes, shapes and finishes. The Company typically sells table tops with a base the Company produces separately. Table tops are marketed under the Falcon, Howe, Johnson Tables and Shelby Williams brand names.

   Table Bases. Table bases are produced in a variety of sizes, styles and finishes and are used by restaurants, hotels, offices, cafeterias, hospitals, airports, universities, country clubs and other commercial locations where food is served. More than 35 styles of table bases are finished to order in one of the standard catalog powder coat paint finishes or designer plated finishes and also may be painted to match a customer's custom finish requirements. The Company markets table bases under the Falcon, Howe, Johnson Tables and Shelby Williams brand names.

   Booths. Booths are available in standard catalog styles or customer-specified styles, some of which are suitable for outdoor applications. The Company manufactures booths in wood, metal or fiberglass, and our booths may be upholstered in one of the standard catalog vinyls or fabrics or in customer-designated or supplied coverings. Exposed wood is color matched to customer specifications and top coated with the same durable catalyzed finish used on our table tops and other wood products. The Company markets booths under the Falcon, Decor Concepts and Shelby Williams brand names.

   Casegoods. The combination of the broad line of furniture products and vertical manufacturing capabilities enable the Company to offer a complete commercial interior decor package to its customers with significant design flexibility and short lead times. The Company integrates certain of its products into complete interior decor systems, including all furniture, booths, walls, wood trim and casegood components. These casegood components include such products as counters, bars, divider walls, planter units, salad bars and stands, which the Company produces in a variety of high-pressure laminates.
The Company then delivers these products to the customer site and installs them using the Company's own employees or Company trained subcontractors. The Company markets these products under the Falcon and Decor Concepts brand names.

   Other Products. The Company also manufactures portable dance floors and platforms, food service carts, cutting room tables, as well as a full range of vinyl wall coverings. The Company markets these products under the Sellers & Josephson, King Arthur and Phillocraft brand names.


MARKETING AND DISTRIBUTION

   Domestic Sales of Furniture Products. The Company sells its furniture products throughout the United States to a wide variety of customers, including restaurant supply dealers, hospitality and food service chains or their buying agencies, interior designers, architectural design firms, office furniture dealers, mass merchandisers, original equipment manufacturers ("OEMs") and chain restaurants. These products are marketed through a combination of direct factory sales representatives employed by the Company and independent manufacturer's representatives organizations. Most sales representatives are assigned to geographical territories. The efforts of these factory and independent sales representatives are directed by the Company's Vice President-Sales and Marketing, the Company's other vice presidents who focus on individual markets, and the Company's regional sales managers.

   Each factory and independent sales representative is assigned a territory in which to promote and sell the Company's products and assist in resolution of any complaints with regard to his or her sales. The Company determines the prices at which its products will be sold. The Company's independent sales representatives are commissioned and do not carry competing lines.

   The Company also markets its products through advertising in major trade publications and illustrating the Company's products in its catalogs. The Company publishes numerous extensive catalogs displaying its products and distributes catalogs to architects, designers and dealers. Catalogs are periodically supplemented as new products are introduced. Customers may order standard products directly from these catalogs or request changes to meet their design specifications.

   The Company assists its representatives in various ways, including:

     - conducting extensive training programs to better educate its sales representatives with respect to the design, manufacture, variety and decor applications of its products;

     - providing restaurant supply and office furniture dealers, mass merchandisers, architectural designers, OEMs and other customers with catalog materials, samples and brochures;

     - maintaining a customer service department that ensures that it promptly responds to the needs and orders of its customers;

     - exhibiting its products at national and regional furniture shows and at two showrooms in the Merchandise Mart in Chicago;

     -  maintaining regular contact with key customers; and

     -  conducting ongoing surveys to determine customer satisfaction.

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

   International Sales. The Company's products are marketed throughout Europe through distribution agreements with a number of European distributors. The Company's Falcon Mimon, a.s., subsidiary located in Mimon, Czech Republic ("Falcon Mimon") also markets wood chair frames directly. The Company's Howe Europe a/s, subsidiary located in Middelfart, Denmark ("Howe Europe") markets, assembles and distributes tables and chairs to the European contract office market for training, conferencing, meeting and executive dining applications. The Company holds the European distribution rights to the award-winning 40/4(TM) chair through an exclusive licensing agreement with David Rowland, the chair's designer. The manufacturing capabilities of Falcon Mimon, Howe Europe and the distribution network allow the Company to take advantage of opportunities in Europe.

   Distribution of the Company's products in Asia and the Pacific Rim is achieved through distribution arrangements in Japan, Hong Kong, and South Korea. The Company's Falcon Products (Shenzhen) Limited, subsidiary located in Shenzhen, The Peoples Republic of China ("Falcon China") markets table tops and millwork to support National Accounts throughout the Asia Pacific region. The Company's international sales efforts are supported by dedicated customer service personnel. During 1999, 1998 and 1997, foreign operations and export sales were $24.0, $13.6 million, and $9.3 million, respectively. Of these amounts, $9.3 million, $8.7 million and $3.9 million of sales in 1999, 1998 and 1997, respectively, were made directly from the Company's Falcon Mimon, Howe Europe, and Falcon China locations.

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

   The Company's Product Development team, which is comprised of sales, marketing, purchasing, engineering and financial personnel, strives to produce customer satisfaction and competitively priced products by constantly improving the Company's product lines. The Product Development team has responsibility for new product introductions and also identifies market trends and initiates product development to accommodate those trends. The Company has full-time product design engineers who report to the Product Development team and are responsible for the design of new products. On occasion, product designs are also purchased from outside sources to supplement the Company's internal design capabilities.

MANUFACTURING

   Company's manufacturing operations primarily consist of wood bending, wood working, and finishing, assembly, metal forming, bending and fabrication, electrostatic wood and metal finishing, robotic welding and upholstering, in addition to printing and laminating vinyl wall coverings. For certain chair styles, the Company purchases components manufactured by other companies. These components, which are manufactured to the Company's specification, are assembled, finished and upholstered by the Company. For all other products, the company is a vertically integrated manufacturer, which allows it to control all aspects of its production processes. The Company has a fully operational modern information system at all of its manufacturing facilities. These systems perform detailed and timely cost analysis of production by product and facility, which assists in controlling its manufacturing processes and in better serving its customers.

   All manufacturing operations emphasize quality control during the various production processes. To provide consistency and speed to the finishing process, the Company utilizes conveyorized paint lines with spray booths and drying ovens positioned to allow proper drying times between finishing steps. In addition, the Company has electrostatic wood-finishing systems which provide superior finishing qualities and are advantageous from an environmental standpoint. The Company has invested in powder-coating lines which provide similar advantages for the metal products, and expects to continue to invest in automated machinery and equipment.

   The Company's manufacturing facilities are strategically located throughout the United States and internationally to meet the requirements of its customers and its distribution network. The Company's products are manufactured at its facilities in the United States in Newport and Morristown, Tennessee, Belmont and Canton, Mississippi, Statesville North Carolina, City of Industry, California, and Englewood and Carlstadt, New Jersey, and internationally in Mimon, Czech Republic, Juarez and Zacatecas, Mexico, Shenzhen, The People's Republic of China and Middlefart, Denmark.


RAW MATERIALS

   The Company manufactures most of its products to customer order from basic raw materials. The Company utilizes a variety of raw materials in the manufacture of its products, including rough lumber, plywood, rattan, laminates, particle board, metal tubing, steel wire, scrap iron and various plastic components and other frame components, from cushioning, vinyl and textiles, all of which the Company believes are in abundant supply and available from a variety of sources. The Company has no long-term supply contracts with any of its suppliers and it has experienced no significant problems in obtaining raw materials for its operations at commercially reasonable terms should the need arise.

   Certain products sold by the Company, including unfinished wood chair frames and frame components and tubular steel stacking chair components, are purchased by the Company from other sources. The Company has not experienced difficulty in obtaining sources to manufacture these products and believes that alternative arrangements could be made to obtain these products at commercially reasonable terms should the need arise.

BACKLOG

   As of October 30, 1999, the Company's backlog of orders for its products believed to be firm was approximately $59.8 million, as compared to $23.5 million at October 31, 1998. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

COMPETITION

   The office, food service, hospitality (including gaming), university, healthcare and other institutional segments of the commercial furniture industry are fragmented and highly competitive with respect to each of the products sold by the Company. The Company believes its competitive strengths are its vertically integrated manufacturing, its emphasis on customer service and support, its reputation for quality and responsiveness to its customers, the one-stop shopping advantage made possible by the wide variety of products offered by the Company and its ability to design, manufacture and install turnkey interior decor systems. The Company competes for sales of each of its products with numerous domestic and foreign manufacturers, many of which have financial and other resources greater than the Company.

EMPLOYEES

   As of December 31, 1999, the Company employed approximately 2,855 persons in its eight domestic manufacturing facilities and support locations, 416 in its manufacturing facilities in Mexico, 9 in China, 32 in Denmark, and 319 in its manufacturing facility in Mimon, Czech Republic. Approximately 239 persons were employed in sales, 127 persons in administration and 3,265 in manufacturing.

TRADEMARKS AND PATENTS

   The Company has registered the "FALCON"(R), "CHARLOTTE"(R), "HOWE"(R), "JOHNSON TABLES"(R), "SHELBY WILLIAMS"(R), "KING ARTHUR"(R), "STERNO"(R) (licensed in perpetuity), "THONET"(R), "PHILOCRAFT"(R), and "SELLERS & JOSEPHSON"(R) trademarks, in addition to numerous other trademarks, with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received mechanical patents on certain of its furniture mechanisms and components. The Company believes that while its patents and trademarks have value, it is not dependent upon patents, trademarks, servicemarks or copyrights.

GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL MATTERS

   The Company is subject to numerous environmental laws and regulations in the various jurisdictions in which it operates that (a) govern operations that may have adverse environmental effects, such as discharges into air and water, as well as handling and disposal practices for solid and hazardous wastes, and (b) impose liability for response costs and certain damages resulting from past and current spills, disposals or other releases of hazardous materials. The Company's operations may result in noncompliance with or liability for remediation pursuant to environmental laws. Environmental laws have changed rapidly in recent years, and the Company may be subject to more stringent environmental laws in the future. Although environmental matters have not to date had a material adverse effect on the results of operations or financial condition of the Company, the Company can give no assurance that such matters will not have a material adverse effect on the results of operation or financial condition or that more stringent environmental laws will not be enacted which could have a material adverse effect on its results of operations or financial condition.

   In February 1997, the King Arthur division of Shelby Williams Industries, Inc. received a complaint, addressed to King Arthur, Inc., in a case pending in the Superior Court of New Jersey, Camden County, Law Division, entitled Pennsauken Solid Waste Management Authority, et al., vs. Ward Sand & Material Co., Inc. and a large number of other defendants. The complaint, which identifies King Arthur, Inc. as one of the defendants, alleges, among other things, that during the operation of a landfill from the 1960's to 1984, the defendants improperly generated, transported and/or disposed of certain hazardous waste material, and that defendants are jointly and severally liable to plaintiffs for all costs and damages incurred by plaintiffs for remediation of the landfill and any surrounding areas which are found to be contaminated. The complaint does not specify any dollar amount of damages. Shelby Williams Industries, Inc. acquired certain assets of King Arthur, Inc. in 1986. The Company believes, based on its present knowledge, that the Company has valid defenses to the allegations in the complaint, and that its liability, if any, is not material. The Company has put its insurers on notice of the complaint.

ACQUISITIONS

   In June 1999, the Company acquired all of the common stock of Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams") for a cash price of $137.1 million. Shelby Williams is a leading manufacturer of contract seating for the commercial contract furniture market. The Company used the purchase method of accounting to record this acquisition. Accordingly, results of operations have been included in the financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities (on a preliminary basis) based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $99.2 million, which is being amortized on a straight line basis over 40 years.

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

ITEM 2.  PROPERTIES.

   The following table provides information with respect to each of the Company's manufacturing facilities:

                              BUILDING AREA
      LOCATION                (SQUARE FEET)            PRODUCTS                        LEASE/OWNERSHIP TERMS
---------------------------   -------------  -----------------------------       ----------------------------------
Domestic
St. Louis, Missouri              60,000      Principal executive offices.        Leased, expiring in July 2015.

Morristown, Tennessee           744,000      Wood and metal chairs and           Owned.
                                             rattan/wicker products

Canton, Mississippi             406,000      Wood chairs                         Approximately 238,100 square
                                                                                 feet owned and 167,900 square
                                                                                 feet leased under certain
                                                                                 leases expiring from May
                                                                                 2000 to January 2009.

Newport, Tennessee              370,000      Table bases, table tops,            Leased, (1) 300,000 square feet
                                             millwork, casegoods, and            expiring in December 2001, with
                                             booths                              two five-year renewal options
                                                                                 and (2) 70,000 square feet
                                                                                 expiring in June 2001, with one
                                                                                 five-year renewal option.

Statesville, North Carolina     327,000      Wood and metal chairs               Owned.

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

City of Industry,               179,000      Wood chairs, casegoods, and         Leased, expiring in April 2006,
    California                               fully upholstered seating           with two five-year renewal
                                                                                 options.

Englewood, New Jersey            68,000      Wall coverings                      Leased, expiring December 2003,
                                                                                 with a 10 year renewal option.

Carlstadt, New Jersey            35,000      Wall coverings                      Leased, expiring April 2004.

Azusa, California                34,000      Fiberglass booths                   Leased, expiring in November 2002.

Foreign
Mimon, Czech Republic           700,000      Wood chairs                         Owned.

Zacatecas, Mexico                90,000      Wood chairs                         Owned.

Juarez, Mexico                   51,000      Iron castings for table bases       Owned.

Shenzhen, The Peoples            15,000      Table tops and millwork             Leased, expiring July 31, 2000,
Republic of China                                                                with an annual renewal option.

Middelfart, Denmark              34,000      Tables and chairs                   Owned.

   Management of the Company believes that its manufacturing and warehousing facilities are in good condition, are adequately insured, and are adequate for the purposes for which they are currently used.
The capacity of the Company's current facilities is considered to be adequate to meet current needs and anticipated increases in sales volume for the foreseeable future.

   During calendar 1999, the Company closed manufacturing facilities in Lewisville, Arkansas and Tijuana, Mexico, and the principal executive offices of Shelby Williams in Chicago, Illinois.

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

   In April 1999, the Internal Revenue Service issued a proposed adjustment regarding an accumulated earnings tax liability of Shelby Williams in the aggregate amount of approximately $4.7 million for the fiscal years 1995 through 1997. The Company is contesting the proposed adjustment and has reviewed the position of the IRS and believes it is highly unlikely that the IRS will succeed in sustaining either all or a material portion of such an adjustment.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended October 30, 1999.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT<F*>.

   As of January 18, 2000, the Executive Officers of the Company are:

                NAME                                              POSITION                                              AGE
         ------------------      ----------------------------------------------------------------------------           ---
         Franklin A. Jacobs      Chairman of the Board since 1971; President from 1957 to May                            67
                                 1981 and again from January 1984 to December 1995.

         Darryl C. Rosser        President and Chief Operating Officer since December 1995;                              48
                                 Executive Vice President-Operations from May 1995 to December 1995;
                                 and Senior Vice President-Operations from December 1993 to May 1995.

         Stephen E. Cohen        Vice President - Sales and Marketing since August 1998;                                 31
                                 Vice President - Sales from November 1996 to August 1998;
                                 Vice President - Sales Western Region from October 1995 to November
                                 1996; Vice President - Sales Midwestern Region from March 1995 to October
                                 1995.

         Michael J. Dreller      Vice President-Finance and Chief Financial Officer,                                     37
                                 Secretary and Treasurer since January 1996; Corporate Controller from
                                 1993 to September 1995; prior to rejoining the Company, Vice President and Chief Financial Officer of JDI Group, Inc., a distributor of residential furniture, from September 1995 to December 1995.

         Richard Hnatek          Senior Vice President - Quality since September 1999                                    55
                                 Senior Vice President - International Sales/New Chain Development
                                 from August 1998 to September 1999; Senior Vice President - Sales from
                                 December 1993 to August 1998.

         Michael J. Kula         Vice President - Corporate Technology & Development since                               50
                                 November 1998;  Vice President - Operations from July 1996 to November
                                 1998; prior to joining the Company, Senior Vice President- Operations of the
                                 Gunlocke Company, a subsidiary of HON Industries, Inc. a manufacturer of office furniture, from January 1994 to July 1996.

         Jackson H. Spidell      Vice President-Operations since November 1998; prior to joining                         44
                                 the Company,  Director of West Michigan Manufacturing
                                 Operations - Herman Miller, Inc., a manufacturer of office furniture, for more than the last five years.

Each officer is elected annually by the Board of Directors.

----------
<F*>  This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of 1934.

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

                                             MARKET PRICE
                                       ------------------------            DIVIDENDS
                                        HIGH               LOW             PER SHARE
                                       ------            ------            ---------
      Year ended October 30, 1999:
          First Quarter                $12.75            $10.13              $.04
          Second Quarter                11.25              7.13               .04
          Third Quarter                 11.56              8.00               .00
          Fourth Quarter                10.50              8.00               .00

      Year ended October 31, 1998:
          First Quarter                $15.56            $13.56              $.04
          Second Quarter                13.68             12.88               .04
          Third Quarter                 13.50             12.12               .04
          Fourth Quarter                13.13             10.00               .04

   Under the terms of the Company's Senior Secured Credit Facility and the Indenture, as amended, pursuant to which the Company's 11-3/8% Senior Subordinated Notes due June 15, 2009, Series B, have been issued, (the "Indenture"), the Company must comply with certain covenants including, but not limited to, those related to the payment of dividends and the maintenance of specific ratios. Accordingly, the payment of future dividends will be subject to the Company's compliance with these covenants and, assuming such compliance, will be at the discretion of the Board of Directors.

   (c)  Approximate Number of Holders of Common Stock

   The approximate number of holders of record of the Company's common stock as of January 18, 2000, was 764.

   (d)  Recent Sales of Unregistered Securities

   Concurrently with entering into the Senior Secured Credit Facility, the Company issued $100.0 million of its 11-3/8% Senior Subordinated Notes due June 15, 2009, Series A (the "Series A Notes") to certain qualified institutional buyers based on the exemptions from registration contained in Section 4 (2) of Rule 144A, promulgated under the Securities Act of 1933, as amended. The proceeds from the issuance of the Series A Notes were used in conjunction with the Senior Secured Credit Facility to finance the Company's acquisition of Shelby Williams along with the fees and expenses associated with the acquisition. On August 30, 1999, the Company completed its offer to exchange its 11-3/8% Senior Subordinated Notes due June 15, 2009, Series B (the "Series B Notes") for its outstanding Series A Notes (the "Exchange Offer"). The terms of the Series B Notes are the same as the Series A Notes, except that the Series B Notes have been registered under the Securities Act of 1933, as amended, and the holders of the Series B Notes are not entitled to any exchange or registration rights with respect thereto. All of the outstanding Series A Notes were exchanged for Series B Notes pursuant to the Exchange Offer.

   The Company issued 316,400 shares of common stock, (the 316,400 issued shares are hereafter referred to as the "Acquisition Shares") in connection with its acquisition of the assets of The Chair Source from The T.L. Spriggs Corporation. The Company believes that the value of the acquired assets is commensurate with the total value of the Acquisition Shares, which were valued at approximately $4.35 million as of the acquisition date, October 28, 1996. The Acquisition Shares were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

ITEM 6.   SELECTED FINANCIAL DATA

   The selected financial data contained in the Registrant's Annual Report for the fiscal year ended on October 30, 1999 (the "1999 Annual Report") is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information contained under the caption "Management's
Discussion and Analysis of Financial Condition and Results of
Operations" in the 1999 Annual Report is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

   Not Applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The consolidated financial statements together with the notes thereto and the report of independent public accountants (as set forth in Part IV, Item 14 (a) (1)) in the 1999 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 1999 Annual Report is also incorporated herein by reference and contained herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   None.

                             PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 2000 Annual
Meeting of Stockholders to be held March 16, 2000 (the "Proxy
Statement"), is incorporated herein by reference.

   Information regarding executive officers of the Company is contained in Part I, Item 4A hereof under the caption "Executive
Officers of the Registrant."

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION.

   The information contained under the captions "COMPENSATION OF
DIRECTORS", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER
PARTICIPATION", "EXECUTIVE COMPENSATION", "PENSION PLAN TABLE" and "INFORMATION AS TO STOCK OPTIONS" in the Proxy Statement is incorporated herein by reference.

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

   The following Consolidated Financial Statements of the Company included in the 1999 Annual Report are incorporated by reference in Part II, Item 8:

                                                                                      ANNUAL REPORT
                                                                                      PAGE REFERENCE
                                                                                      --------------
     Consolidated Statements of Earnings for the years ended October 30, 1999,
        October 31, 1998, and November 1, 1997                                              19

     Consolidated Balance Sheets as of October 30, 1999, and October 31, 1998               20

     Consolidated Statements of Stockholders' Equity for the years ended October 30,
        1999, October 31, 1998, and November 1, 1997                                        21

     Consolidated Statements of Cash Flows for the years ended October 30, 1999,
        October 31, 1998, and November 1, 1997                                              22

     Notes to Consolidated Financial Statements                                             23

     Report of Independent Public Accountants                                               31

   (a)  2.   Financial Statement Schedules

        Report of Independent Public Accountants

        The following financial statement schedules are included in
        Item 14 on pages 15-20 of this Report:

        Schedule I-Guarantor and Non-guarantor financial statements for the years ended October 30, 1999, October 31, 1998, and November 1, 1997

        Schedule II-Valuation and Qualifying Accounts for the years ended October 30, 1999, October 31, 1998, and November 1,
        1997

   (a)  3.   Exhibits:

        See Exhibit Index on pages 22 through 23 of this Report.

   (b)  Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended October 30, 1999.

              REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
              ----------------------------------------

TO FALCON PRODUCTS, INC.:

We have audited in accordance with generally accepted auditing standards, the financial statements included in Falcon Products, Inc. 1999 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 15, 1999. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule I and Schedule II included in this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                      /s/ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 15, 1999

              FALCON PRODUCTS, INC. AND SUBSIDIARIES
    SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

     OCTOBER 30, 1999, OCTOBER 31, 1998 AND NOVEMBER 1, 1997


                                          Falcon Products, Inc.
                                  Consolidating Statement of Earnings
                                  For the Year Ended October 30, 1999
                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Net sales                                           $212,668        $22,008        $(12,181)     $222,495
Cost of sales, including nonrecurring items          156,832         19,341         (12,181)      163,992
Special and nonrecurring items                        10,500              -               -        10,500
Selling, general and administrative                   37,684          1,605               -        39,289
                                                    --------        -------        --------      --------
   Operating profit                                    7,652          1,062               -         8,714
Minority interest in consolidated subsidiary             (24)             -               -           (24)
Interest expense                                       7,189             92               -         7,281
                                                    --------        -------        --------      --------
   Net earnings before income taxes                      487            970               -         1,457
Income tax expense                                       569            304               -           873
                                                    --------        -------        --------      --------
   Net earnings                                     $    (82)       $   666        $      -      $    584
                                                    ========        =======        ========      ========


                                          Falcon Products, Inc.
                                  Consolidating Statement of Earnings
                                  For the Year Ended October 31, 1998

                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Net sales                                           $135,742        $20,665        $(12,981)     $143,426
Cost of sales, including nonrecurring items           97,801         18,247         (12,981)      103,067
Special and nonrecurring items                           271              -               -           271
Selling, general and administrative                   27,225          2,257               -        29,482
                                                    --------        -------        --------      --------
   Operating profit                                   10,445            161               -        10,606
Minority interest in consolidated subsidiary             (64)             -               -           (64)
Interest expense                                         546             73               -           619
                                                    --------        -------        --------      --------
   Net earnings before income taxes                    9,963             88               -        10,051
Income tax expense                                     3,668             33               -         3,701
                                                    --------        -------        --------      --------
   Net earnings                                     $  6,295        $    55        $      -      $  6,350
                                                    ========        =======        ========      ========


                                          Falcon Products, Inc.
                                  Consolidating Statement of Earnings
                                  For the Year Ended November 1, 1997

                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Net sales                                           $109,105        $13,917        $(10,012)     $113,010
Cost of sales, including nonrecurring items           76,003         13,516         (10,012)       79,507
Special and nonrecurring items                         3,700              -                         3,700
Selling, general and administrative                   21,797            247              --        22,044
                                                    --------        -------        --------      --------
   Operating profit                                    7,605            154              --         7,759
Minority interest in consolidated subsidiary             (47)             -              --           (47)
Interest expense (income)                               (293)           154              --          (139)
                                                    --------        -------        --------      --------

   Net earnings before income taxes                    7,945             --              --         7,945

Income tax expense                                     3,019             --              --         3,019
                                                    --------        -------        --------      --------
   Net earnings from continuing operations          $  4,926        $    --        $     --      $  4,926
                                                    ========        =======        ========      ========

             FALCON PRODUCTS, INC. AND SUBSIDIARIES
   SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

     OCTOBER 30, 1999, OCTOBER 31, 1998 AND NOVEMBER 1, 1997

                                          Falcon Products, Inc.
                                      Consolidating Balance Sheet
                                           October 30, 1999
                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Assets
   Cash and cash equivalents                        $    899        $ 1,979        $      -      $  2,878
   Accounts receivable                                45,507          2,226               -        47,733
   Inventory                                          44,436          4,642               -        49,078
   Other assets                                        4,200            880               -         5,080
                                                    --------        -------        --------      --------
      Total current assets                            95,042          9,727               -       104,769
   Property plant and equipment, net                  35,089         13,752               -        48,841
   Investment in subsidiaries                         10,604              -         (10,604)            -
   Intangibles and other assets                      138,596              -               -       138,596
                                                    --------        -------        --------      --------
Total assets                                        $279,331        $23,479        $(10,604)     $292,206
                                                    ========        =======        ========      ========

Liabilities and Stockholders' Equity
   Current liabilities                              $ 53,355        $ 4,615        $      -      $ 57,970
   Long-term debt                                    160,222          1,841               -       162,063
   Other long-term liabilities                         2,872              -               -         2,872
   Intercompany payable (receivable)                  (6,419)         6,419               -             -
                                                    --------        -------        --------      --------
Total liabilities                                    210,030         12,875               -       222,905
                                                    --------        -------        --------      --------
Stockholders' equity
   Common stock                                          198          9,144          (9,144)          198
   Additional paid-in capital                         47,376          1,015          (1,015)       47,376
   Treasury stock                                    (15,455)             -               -       (15,455)
   Cumulative translation adjustment                    (221)             -               -          (221)
   Retained earnings                                  37,403            445            (445)       37,403
                                                    --------        -------        --------      --------
      Total stockholders' equity                      69,301         10,604         (10,604)       69,301
                                                    --------        -------        --------      --------
Total liabilities and stockholders' equity          $279,331        $23,479        $(10,604)     $292,206
                                                    ========        =======        ========      ========

                  FALCON PRODUCTS, INC. AND SUBSIDIARIES
        SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

         OCTOBER 30, 1999, OCTOBER 31, 1998 AND NOVEMBER 1, 1997

                                          Falcon Products, Inc.
                                      Consolidating Balance Sheet
                                           October 30, 1998
                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
   Cash and cash equivalents                        $  3,666        $ 1,520        $     -       $  5,186
   Accounts receivable                                20,472          2,211              -         22,683
   Inventories                                        20,922          3,955              -         24,877
   Other current assets                                2,760            321              -          3,081
                                                    --------        -------        -------       --------
      Total current assets                            47,820          8,007              -         55,827
   Property plant and equipment, net                  18,362          9,136              -         27,498
   Investment in subsidiaries                          7,150              -         (7,150)             -
   Intangibles and other assets                       28,649              -              -         28,649
                                                    --------        -------        -------       --------
Total assets                                        $101,981        $17,143        $(7,150)      $111,974
                                                    ========        =======        =======       ========

Liabilities and Stockholders' Equity
   Current liabilities                              $ 16,143        $ 3,928        $     -       $ 20,071
   Long-term debt                                     17,208              -              -         17,208
   Other long-term liabilities                         2,749              -              -          2,749
   Intercompany payable (receivable)                  (6,065)         6,065              -              -
                                                    --------        -------        -------       --------
Total liabilities                                     30,035          9,993              -         40,028
                                                    --------        -------        -------       --------
Stockholders' equity
   Common stock                                          198          6,446         (6,446)           198
   Additional paid-in capital                         47,376            925           (925)        47,376
   Treasury stock                                    (13,557)             -              -        (13,557)
   Cumulative translation adjustment                     (19)             -              -            (19)
   Retained earnings                                  37,948           (221)           221         37,948
                                                    --------        -------        -------       --------
      Total stockholders' equity                      71,946          7,150         (7,150)        71,946
                                                    --------        -------        -------       --------
Total liabilities and stockholders' equity          $101,981        $17,143        $(7,150)      $111,974
                                                    ========        =======        =======       ========

                  FALCON PRODUCTS, INC. AND SUBSIDIARIES
        SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

         OCTOBER 30, 1999, OCTOBER 31, 1998 AND NOVEMBER 1, 1997

                                          Falcon Products, Inc.
                                  Consolidating Statement of Cash Flows
                                   For the Year Ended October 30, 1999
                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Net cash provided by operating activities          $   4,230        $   726        $   - -      $   4,956

Cash flows used in investing activities
   Acquisition, net of cash                         (136,870)          (231)           - -       (137,101)
   Capital expenditures, net                          (4,368)        (1,877)           - -         (6,245)
                                                   ---------        -------        -------      ---------
Net cash used in investing activities               (141,238)        (2,108)           - -       (143,346)

Cash flows used in financing activities
   Common stock issuance                                 700             --            - -            700
   Treasury stock purchases                           (3,017)            --            - -         (3,017)
   Cash dividends                                       (710)            --            - -           (710)
   Additions to long-term debt, net                  143,850          1,841            - -        145,691
   Debt issuance costs                                (6,582)            --            - -         (6,582)
                                                   ---------        -------        -------      ---------
Net cash provided by financing activities            134,241          1,841            - -        136,082
                                                   ---------        -------        -------      ---------
Net change in cash and cash equivalents            $  (2,767)       $   459        $   - -      $  (2,308)
                                                   =========        =======        =======      =========

                                          Falcon Products, Inc.
                                  Consolidating Statement of Cash Flows
                                   For the Year Ended October 31, 1998

                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Net cash provided by (used in)
   operating activities                             $   (785)        $1,079         $   -       $    294

Cash flows used in investing activities
   Acquisition, net of cash                          (16,457)           495             -        (15,962)
   Capital expenditures, net                            (845)          (579)            -         (1,424)
                                                    --------         ------         -----       --------
Net cash used in investing activities                (17,302)           (84)            -        (17,386)

Cash flows used in financing activities
   Common stock issuance                                 137              -             -            137
   Treasury stock purchases                           (7,473)             -             -         (7,473)
   Cash dividends                                     (1,457)             -             -         (1,457)
   Additions to long-term debt, net                   14,777              -             -         14,777
                                                    --------         ------         -----       --------

Net cash provided by financing activities              5,984              -             -          5,984
                                                    --------         ------         -----       --------
Net change in cash and cash equivalents             $(12,103)        $  995         $   -       $(11,108)
                                                    ========         ======         =====       ========

                    FALCON PRODUCTS, INC. AND SUBSIDIARIES
         SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

          OCTOBER 30, 1999, OCTOBER 31, 1998 AND NOVEMBER 1, 1997


                                   Falcon Products, Inc.
                           Consolidating Statement of Cash Flows
                             For the Year Ended November 1, 1997
                                                      Total          Total
                                                    Guarantor    Non-Guarantor   Eliminations     Total
                                                    ---------    -------------   ------------     -----
Net cash provided by (used in)
   operating activities                              $ 4,848       $(1,586)         $   -        $ 3,262

Cash flows used in investing activities
   Proceeds from the sale of discontinued
      operations                                      17,711            --              -         17,711
   Capital expenditures, net                          (3,807)           --              -         (3,807)
                                                     -------       -------          -----        -------
Net cash provided by investing activities             13,904            --              -         13,904

Cash flows used in financing activities
   Common stock issuance                                (114)        1,689              -          1,575
   Treasury stock purchases                           (7,202)           --              -         (7,202)
   Cash dividends                                     (1,348)           --              -         (1,348)
   Additions to long-term debt, net                      389            --              -            389
                                                     -------       -------          -----        -------
Net cash provided by (used in)
   financing activities                               (8,275)        1,689              -         (6,586)
                                                     -------       -------          -----        -------
Net change in cash and cash equivalents              $10,477       $   103          $   -        $10,580
                                                     =======       =======          =====        =======

                FALCON PRODUCTS, INC. AND SUBSIDIARIES
            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

        OCTOBER 30, 1999, OCTOBER 31, 1998, AND NOVEMBER 1, 1997

                                                                    ADDITIONS
                                                       BALANCE       CHARGED      ACQUISITIONS
                                                         AT         TO COSTS          FROM      DEDUCTIONS     BALANCE
                                                      BEGINNING        AND          ACQUIRED       FROM       AT END OF
(IN THOUSANDS)                                        OF PERIOD     EXPENSES       COMPANIES     RESERVES      PERIOD
--------------                                        ---------     ---------     ------------  ----------    ---------
Allowance for doubtful accounts
   and anticipated returns:

Year ended October 30, 1999                             $672           $324           $918       $562<FA>      $1,352
                                                        ====           ====           ====       ====          ======

Year ended October 31, 1998                             $337           $824           $317       $806<FA>        $672
                                                        ====           ====           ====       ====          ======

Year ended November 1, 1997                             $392           $710           $ --       $765<FA>        $337
                                                        ====           ====           ====       ====          ======

---------
<FA> Accounts charged off less recoveries and returns.

                                                                    ADDITIONS
                                                       BALANCE       CHARGED      ACQUISITIONS
                                                         AT         TO COSTS          FROM      DEDUCTIONS     BALANCE
                                                      BEGINNING        AND          ACQUIRED       FROM       AT END OF
(IN THOUSANDS)                                        OF PERIOD     EXPENSES       COMPANIES     RESERVES      PERIOD
--------------                                        ---------     ---------     ------------  ----------    ---------
1997 Plant Consolidation Reserve:

Year ended October 30, 1999                            $   --      $   --            $ --         $   --        $   --
                                                       ======      ======            ====         ======        ======

Year ended October 31, 1998                            $2,091      $ (440)<FB>       $ --         $1,651        $   --
                                                       ======      ======            ====         ======        ======

Year ended November 1, 1997                            $   --      $3,700            $ --         $1,609        $2,091
                                                       ======      ======            ====         ======        ======

---------
<FB> Adjustment of estimate

                                                                    ADDITIONS
                                                       BALANCE       CHARGED      ACQUISITIONS
                                                         AT         TO COSTS          FROM      DEDUCTIONS     BALANCE
                                                      BEGINNING        AND          ACQUIRED       FROM       AT END OF
(IN THOUSANDS)                                        OF PERIOD     EXPENSES       COMPANIES     RESERVES      PERIOD
--------------                                        ---------     ---------     ------------  ----------    ---------
1998 Special and Nonrecurring
     Item Reserve:

Year ended October 30, 1999                             $410         $   --           $--         $  410        $ --
                                                        ====         ======           ===         ======        ====

Year ended October 31, 1998                             $ --         $4,650           $--         $4,240        $410
                                                        ====         ======           ===         ======        ====

Year ended November 1, 1997                             $ --         $   --           $--         $   --        $ --
                                                        ====         ======           ===         ======        ====

                                                                    ADDITIONS
                                                       BALANCE       CHARGED      ACQUISITIONS
                                                         AT         TO COSTS          FROM      DEDUCTIONS     BALANCE
                                                      BEGINNING        AND          ACQUIRED       FROM       AT END OF
(IN THOUSANDS)                                        OF PERIOD     EXPENSES       COMPANIES     RESERVES      PERIOD
--------------                                        ---------     ---------     ------------  ----------    ---------
1999 Special and Nonrecurring
     Item Reserve:

Year ended October 30, 1999                              $--         $14,000          $--        $12,434      $1,566
                                                         ===         =======          ===        =======      ======

Year ended October 31, 1998                              $--         $    --          $--        $    --      $   --
                                                         ===         =======          ===        =======      ======

Year ended November 1, 1997                              $--         $    --          $--        $    --      $   --
                                                         ===         =======          ===        =======      ======

                              SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FALCON PRODUCTS, INC.

Date: January 26, 2000      By /s/ Franklin A. Jacobs
                               -----------------------------------
                                   Franklin A. Jacobs,
                                   Chairman of the Board
                                   and Chief Executive Officer

                          POWER OF ATTORNEY

   We, the undersigned officers and directors of Falcon Products, Inc., hereby severally and individually constitute and appoint Franklin A. Jacobs and Michael J. Dreller, and each of them, the true and lawful attorneys and agents of each of us to execute in the name, place and stead of each of us (individually and in any capacity stated below) any and all amendments to this Annual Report on Form 10-K and all instruments necessary or advisable in connection therewith and to file the same with the Securities and Exchange Commission, each of said attorneys and agents to have the power to act with or without the others and to have full power and authority to do and perform in the name and on behalf of each of the undersigned every act whatsoever necessary or advisable to be done in the premises as fully and to all intents and purposes as any of the undersigned might or could do in person, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys and agents or each of them to any and all such amendments and instruments.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Date: January 26, 2000     /s/  Franklin A. Jacobs
                           --------------------------------------------
                                Franklin A. Jacobs,
                                Chairman of the Board,
                                Chief Executive Officer
                                And Director
                                (Principal Executive Officer)

Date: January 26, 2000     /s/  Michael J. Dreller
                           --------------------------------------------
                                Michael J. Dreller,
                                Vice President, Chief Financial
                                Officer, Secretary and Treasurer
                                (Principal Financial and Accounting
                                Officer)

Date: January 26, 2000     /s/  Raynor E. Baldwin
                           --------------------------------------------
                                Raynor E. Baldwin, Director

Date: January 26, 2000     /s/  Melvin F. Brown
                           --------------------------------------------
                                Melvin F. Brown, Director

Date: January 26, 2000     /s/  Donald P. Gallop
                           --------------------------------------------
                                Donald P. Gallop, Director

Date: January 26, 2000     /s/  James L. Hoagland
                           --------------------------------------------
                                James L. Hoagland, Director

Date: January 26, 2000     /s/  S. Lee Kling
                           --------------------------------------------
                                S. Lee Kling, Director

Date: January 26, 2000     /s/  Lee M. Liberman
                           --------------------------------------------
                                Lee M. Liberman, Director

Date: January 26, 2000     /s/  Darryl C. Rosser
                           --------------------------------------------
                                Darryl C. Rosser, Director

Date: January 26, 2000     /s/  James Schneider
                           --------------------------------------------
                                James Schneider, Director

                                       EXHIBIT INDEX
EXHIBIT
NUMBER                                        DESCRIPTION
------     ---------------------------------------------------------------------------------------
2.1        Agreement and Plan of Merger dated as of May 5, 1999 among the Registrant, SY
           Acquisition, Inc. ("Purchaser") and Shelby Williams Industries, Inc. (the "Merger
           Agreement") filed as Exhibit (c) (1) to the Schedule 14D-1/Schedule 13D filed May
           12, 1999, by Purchaser and Registrant (the "Schedule") and incorporated herein by this reference.

2.2        Supplement to the Merger Agreement dated May 5, 1999 filed as Exhibit (c) (2) of the
           Schedule, and incorporated herein by this reference.

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

4.2        Indenture, dated as of June 17, 1999, by and among the Company, the Bank of New York and the guarantors named therein, incorporated herein by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-4 (File No. 333-83207).

4.3        Supplemental Indenture, dated as of June 18, 1999, by and among Shelby
           Williams Industries, Inc. Sellers & Josephson, Inc., Madison Furniture
           Industries, Inc., the Company, the guarantors named therein and the Bank of New York, incorporated herein by reference to Exhibit 4.3 of the Company's Registration
           Statement on Form S-4 (File No. 333-83207).

4.4        Form of 11-3/8% Senior Subordinated Note due 2009, Series B, incorporated herein by reference to Exhibit 4.4 of the Company's Registration
           Statement on Form S-4 (File No. 333-83207).

4.5        A/B Exchange Registration Rights Agreement, dated as of June 17, 1999, by and among the Company, the guarantors named therein, and Donaldson,
           Lufkin & Jenrette Securities Corporation, incorporated herein by reference to
           Exhibit 4.5 of the Company's Registration Statement on Form S-4 (File No.
           333-83207).

10.1       Credit Agreement, dated as of June 17, 1999, of the Company, incorporated herein by reference to Exhibit 10.18 of the Company's Registration Statement on Form S-4 (File
           No. 333-83207).

10.2       Lease Agreement dated February 1, 1980, between Lafayette County,
           Arkansas and the Company, incorporated herein by reference to Exhibit 10(e)
           to the Company's Annual Report on Form 10-K for the year ended
           October 31, 1980 (the "1980 10-K").

10.3       Assignment and Assumption Agreement dated January 30, 1980, and the lease thereunder, incorporated herein by reference to Exhibit 10(g) to 1980 10-K.

10.4       Lease Agreement dated as of June 1, 1988, among Burley Builders, Inc. and
           Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10(m) to the Company's Annual
           Report on Form 10-K for the year ended October 29, 1988.

10.5       First Amendment to Lease Agreement dated as of November 21, 1991, among
           Burley Builders, Inc. and Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 2,
           1991 (the "1991 10-K").

10.6<Fa>   Falcon Products, Inc. 1981 Employee Incentive Stock Option Plan ("ISOP"),
           incorporated herein by reference to Exhibit 4(h) to the Company's Registration
           Statement on Form S-8, Reg. No. 33-15698.

10.7<Fa>   Form of Stock Option Agreement dated June 9, 1986, regarding options issued to Directors, incorporated herein by reference to Exhibit 10(i) to the Company's
           Annual Report on Form 10-K for the year ended November 1, 1986 (the "1986 10-K").




10.8<Fa>   Stock Option Agreement dated June 9, 1986, regarding options issued to
           Franklin A. Jacobs, incorporated herein by reference to Exhibit 10(i) to the
           1986 10-K.

10.9<Fa>   First Amendment to the ISOP, adopted June 16, 1987, incorporated herein by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K
           for the year ended October 31, 1987.

10.10<Fa>  Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement
           on Form S-8, Reg. No. 33-46997.

10.11<Fa>  Falcon Products, Inc. Amended and Restated Stock Purchase Plan, incorporated herein by reference to Exhibit 10.15 to 1991 10-K.

10.12<Fa>  Minutes of Meeting of Board of Directors of the Company dated March 14, 1991
           (the "Non-Employee Director Plan"), incorporated herein by reference to Exhibit
           4.1 to the Company's Registration Statement on Form S-8, Reg. No. 33-46998.

10.13      Debt Agreement dated August 3, 1992 (the "Debt Agreement"), between the
           Company and Boatmen's Bank ("Boatmen's") entered into with respect to a
           $10,000,000 revolving line of credit from Boatmen's to the Company, incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on
           Form 10-K for the year ended October 31, 1992 (the "1992 10-K").

10.14<Fa>  Minutes of Meeting of Board of Directors of the Company dated September 15,
           1992, amending the Non-Employee Director Plan, incorporated herein by reference to Exhibit 10.17 to the 1992 10-K.

10.15<Fa>  Amendment to the Falcon Products, Inc. Amended and Restated 1991 Stock Option
           Plan incorporated herein by reference to Exhibit 10.18 to the Company's Annual
           Report on Form 10-K for the year ended October 30, 1993 (the "1993 10-K").

10.16      Amendment to the Debt Agreement dated as of September 24, 1993, incorporated herein by reference to Exhibit 10.20 to the 1993 10-K.

10.17      Second Amendment to the Debt Agreement dated as of August 30, 1994, incorporated herein by reference to Exhibit 10.21 to the Company's Annual Report on Form 10-K
           for the year ended October 29, 1994 (the "1994 10-K").

10.18      Third Amendment to the Debt Agreement dated as of September 8, 1994, incorporated herein by reference to Exhibit 10.22 to the 1994 10-K.

10.19<Fa>  Amendment No. 2 to the Falcon Products, Inc. Amended and Restated 1991 Stock
           Option Plan, incorporated herein by reference to Exhibit 10.23 to the 1994 10-K.

10.20      Amendment to the Non-Employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.26 to the April 27, 1996 10-Q.

10.21<Fa>  Falcon Products, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended November 1, 1997 (the "1997 10-K").

10.22<Fa>  Falcon Products, Inc. Non-Employee Directors' Deferred Compensation Plan,
           incorporated herein by reference to Exhibit 10.28 to the 1997 10-K.

13         Selected Portions of the Annual Report to Stockholders for the year ended October
           30, 1999, filed herewith.

21         Subsidiaries of the Company, filed herewith.

23         Consent of Independent Public Accountants, filed herewith.

24         Power of Attorney (included on Signature Page hereto).

27         Financial Data Schedule (filed in EDGAR version only).

---------
<Fa>  Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.