Form 10-Q
period 2000-01-29
FALCON PRODUCTS INC /DE/
filed 2000-03-14
CIK 34339

         UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                            FORM 10-Q

                            (Mark one)

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended January 29, 2000

                                OR

     [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from              to
                                   ------------    ------------

                  Commission File Number 1-11577

                      FALCON PRODUCTS, INC.
     (Exact name of registrant as specified in its charter)


                DELAWARE                            43-0730877
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)           Identification Number)

     9387 DIELMAN INDUSTRIAL DRIVE                     63132
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

As of March 13, 2000, the registrant had 8,712,774 shares of common stock, $.02 par value, outstanding.

PART I  - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                      Falcon Products, Inc. and Subsidiaries
                      --------------------------------------
                        Consolidated Statements of Earnings
                        -----------------------------------
                                   (Unaudited)
                                                             Thirteen Weeks Ended
                                                         -----------------------------
(In thousands, except per share data)                    January 29,       January 30,
                                                            2000              1999
                                                         -----------       -----------

Net sales                                                  $75,073           $34,595

Cost of sales                                               53,762            24,693
                                                           -------           -------

   Gross margin                                             21,311             9,902

Selling, general and administrative expenses                13,294             6,613
                                                           -------           -------

   Operating profit                                          8,017             3,289

Interest expense, net                                        4,300               289

Minority interest in consolidated subsidiary                    15                (6)
                                                           -------           -------

   Earnings before income taxes                              3,702             3,006

Income tax expense                                           1,637             1,142
                                                           -------           -------

   Net earnings                                            $ 2,065           $ 1,864
                                                           =======           =======

Basic and diluted earnings per share                       $  0.24           $  0.21
                                                           =======           =======

See accompanying notes to consolidated financial statements.

                                2

                       Falcon Products, Inc. and Subsidiaries
                       --------------------------------------
                            Consolidated Balance Sheets
                            ---------------------------
                                    (Unaudited)
(In thousands, except share data)
                                                          Jan. 29,          Oct. 30,
                                                            2000              1999
                                                          --------          --------
Assets
------
Current assets:
   Cash and cash equivalents                              $    937          $  2,878
   Accounts receivable, less allowances
     of $1,298 and $1,352, respectively                     38,833            47,733
   Inventories                                              51,134            49,078
   Prepayments and other current assets                      5,179             5,080
                                                          --------          --------
       Total current assets                                 96,083           104,769
                                                          --------          --------
Property, plant and equipment:
   Land                                                      3,368             3,368
   Buildings and improvements                               25,453            25,284
   Machinery and equipment                                  42,997            42,034
                                                          --------          --------
                                                            71,818            70,686
   Less accumulated depreciation                            23,029            21,845
                                                          --------          --------
       Net property, plant and equipment                    48,789            48,841
                                                          --------          --------
Other assets, net of accumulated amortization:
   Goodwill                                                123,573           124,381
   Other                                                    14,011            14,215
                                                          --------          --------
       Total other assets                                  137,584           138,596
                                                          --------          --------

Total Assets                                              $282,456          $292,206
                                                          ========          ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                       $ 16,783          $ 20,890
   Customer deposits                                        10,727            11,765
   Accrued liabilities                                      16,382            22,872
   Current maturities of long-term debt                      2,049             2,443
                                                          --------          --------
       Total current liabilities                            45,941            57,970
Long-term obligations:
   Long-term debt                                          162,004           162,063
   Minority interest in consolidated subsidiary                801               786
   Other                                                     2,145             2,086
                                                          --------          --------
       Total liabilities                                   210,891           222,905
                                                          --------          --------
Stockholders' equity:
   Common stock, $.02 par value:
     authorized 20,000,000 shares;
     issued 9,915,117 shares                                   198               198
   Additional paid-in capital                               47,376            47,376
   Treasury stock, at cost (1,202,343 and
     1,265,151 shares, respectively)                       (14,601)          (15,455)
   Cumulative translation adjustments                         (125)             (221)
   Retained earnings                                        38,717            37,403
                                                          --------          --------
       Total stockholders' equity                           71,565            69,301
                                                          --------          --------

Total Liabilities and Stockholders' Equity                $282,456          $292,206
                                                          ========          ========



See accompanying notes to consolidated financial statements.

                                       Falcon Products, Inc. and Subsidiaries
                                       --------------------------------------
                                   Consolidated Statements of Stockholders' Equity
                                   -----------------------------------------------
                             Thirteen Weeks Ended January 29, 2000, and January 30, 1999
                             -----------------------------------------------------------
                                                    (Unaudited)
(In thousands)
                                                          Additional                    Cumulative                     Total
                                              Common       Paid-in       Treasury       Translation     Retained    Stockholders'
                                               Stock       Capital         Stock        Adjustments     Earnings       Equity
                                              ------      ----------     --------      ------------     --------    -------------
Balance, October 31, 1998                      $198        $47,376       $(13,557)         $ (19)       $37,948        $71,946


Net earnings                                     --             --             --             --          1,864          1,864
Translation adjustments                          --             --             --           (280)            --           (280)
                                               ----        -------       --------          -----        -------        -------
      Comprehensive income                                                                                               1,584


Cash dividends                                   --             --             --             --           (359)          (359)
Issuance of stock to Employee
     Stock Purchase Plan                         --             --            574             --           (226)           348
Exercise of employee incentive
     stock options                               --             --             73             --            (26)            47
Issuance of stock for acquisition                --             --             92             --            (26)            66
                                               ----        -------       --------          -----        -------        -------

Balance, January 30, 1999                      $198        $47,376       $(12,818)         $(299)       $39,175        $73,632
                                               ====        =======       ========          =====        =======        =======



Balance, October 30, 1999                      $198        $47,376       $(15,455)         $(221)       $37,403        $69,301


Net earnings                                     --             --             --             --          2,065          2,065
Translation adjustments                          --             --             --             96             --             96
                                               ----        -------       --------          -----        -------        -------
       Comprehensive income                                                                                              2,161


Cash dividends                                   --             --             --             --           (348)          (348)
Issuance of stock to Employee
     Stock Purchase Plan                         --             --            692             --           (314)           378
Exercise of employee incentive
     stock options                               --             --             72             --            (54)            18
Issuance of stock for acquisition                --             --             90             --            (35)            55
                                               ----        -------       --------          -----        -------        -------

Balance, January 29, 2000                      $198        $47,376       $(14,601)         $(125)       $38,717        $71,565
                                               ====        =======       ========          =====        =======        =======

See accompanying notes to consolidated financial statements.

                                4

                              Falcon Products, Inc. and Subsidiaries
                              --------------------------------------
                              Consolidated Statements of Cash Flows
                              -------------------------------------
                                          (Unaudited)

                                                                               Thirteen Weeks Ended
                                                                           -----------------------------
(In thousands)                                                             January 29,       January 30,
                                                                              2000              1999
                                                                           -----------       -----------
Cash flows from operating activities:
   Net earnings                                                              $ 2,065           $ 1,864
   Adjustments to reconcile net earnings to net cash used in
     operating activities:
        Depreciation and amortization                                          2,371               688
        Translation adjustments during period                                     96              (280)
        Minority interest in consolidated subsidiary                              15                (6)
        Change in assets and liabilities:
              Accounts receivable, net                                         8,900             1,712
              Inventories                                                     (2,056)           (1,859)
              Prepayments and other current assets                               (99)             (641)
              Other assets, net                                                 (309)           (1,928)
              Accounts payable and customer deposits                          (5,145)            2,207
              Accrued liabilities                                             (6,490)           (2,322)
              Other liabilities                                                   59              (151)
                                                                             -------           -------
           Cash used in operating activities                                    (593)             (716)
Cash flows from investing activities:
   Additions to property, plant and equipment, net                              (998)             (605)
                                                                             -------           -------
           Cash used in investing activities                                    (998)             (605)
                                                                             -------           -------
Cash flows from financing activities:
   Common stock issuances                                                        451               461
   Cash dividends                                                               (348)             (359)
   Additions to (repayment of) long-term debt, net                              (453)              575
                                                                             -------           -------
           Cash provided by (used in) financing activities                      (350)              677
                                                                             -------           -------
Decrease in cash and cash equivalents                                         (1,941)             (644)
Cash and cash equivalents-beginning of period                                  2,878             5,186
                                                                             -------           -------
Cash and cash equivalents-end of period                                      $   937           $ 4,542
                                                                             =======           =======

Supplemental cash flow information:
   Cash paid for interest                                                    $ 6,524           $   291
                                                                             =======           =======
   Cash paid for taxes                                                       $   140           $ 1,817
                                                                             =======           =======

See accompanying notes to consolidated financial statements.

                 Falcon Products, Inc. and Subsidiaries
                 --------------------------------------
               Notes to Consolidated Financial Statements
               ------------------------------------------
              For the Thirteen Weeks Ended January 29, 2000
              ---------------------------------------------

Note 1 - Interim Results

   The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 30, 1999, filed with the Securities and Exchange Commission.

Note 2 - Business Acquisition

   The Company's results for the first quarter of 2000 include Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams") for the thirteen-week period. Shelby Williams was acquired during June 1999, and was accounted for under the purchase method. Accordingly, the results of operations of Shelby Williams are not included in the reported results for the first quarter of 1999.

Note 3 - Comprehensive Income

   In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which reports Comprehensive Income and its components within the Consolidated Statements of Stockholders' Equity. Comprehensive Income represents the change in stockholders' equity from transactions and other events and circumstances from non-owner sources which occur during the period. It included all changes in equity except those resulting from investments by owners and distribution to owners.

Note 4 - Inventories

   Inventories at January 29, 2000, and October 30, 1999, consisted of the following:

In thousands                        January 29,             October 30,
                                       2000                    1999
                                    -----------             -----------
Raw materials                         $31,935                 $28,840
Work in process                         9,717                  11,570
Finished goods                          9,482                   8,668
                                      -------                 -------
                                      $51,134                 $49,078
                                      =======                 =======

Note 5 - Special and Nonrecurring Item

   In connection with the acquisition of Shelby Williams, the Company recorded a pre-tax integration charge of $14.0 million to cover the anticipated costs of combining its existing business with the acquired business. The charge related to the closing of certain duplicative manufacturing facilities. During 1999, the Company utilized $12.4 million of this charge. In the first quarter of 2000, the Company utilized $1.0 million of the charge. At January 29, 2000, the remaining amount of $.6 million relates to severance and real estate exit costs for which payment is anticipated during the remainder of fiscal year 2000.

Note 6 - Earnings Per Share

   The following table reconciles net earnings and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the periods ended January 29, 2000, and January 30, 1999.

In thousands                               January 29,       January 30,
except per-share data                         2000              1999
                                           -----------       -----------
Net earnings                                 $2,065            $1,864

Average shares outstanding                    8,704             8,958
Assumed exercise of
   options (treasury method)                     20                84
                                           -----------       -----------
Average shares outstanding
   adjusted for dilutive effects              8,724             9,042
                                           ===========       ===========
Basic earnings per share                      $0.24             $0.21
                                           ===========       ===========
Diluted earnings per share                    $0.24             $0.21
                                           ===========       ===========

     Basic earnings per share was computed by dividing earnings available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings available to common stockholders was determined assuming the options issued and outstanding were exercised as of the first day of the respective year of the grant date. Outstanding options to purchase shares were not included in the computation of diluted earnings per share if the exercise price was greater than the average market price of the common stock.

Note 7 - Guarantor Subsidiaries

     In June 1999, the Company entered into a new $120.0 million senior secured credit facility (the "Senior Secured Credit Facility") with a group of financial institutions which provided for (1) a six year term loan of $70.0 million (the "Term Loan") and (2) a six year revolving credit facility of up to $50.0 million (the "Revolving Credit Facility").

     All of the Company's domestic subsidiaries have guaranteed the Senior Secured Credit Facility. A first priority security interest in substantially all of the Company's properties and assets of its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and 66% of the stock of its foreign subsidiaries, secures the Senior Secured Credit Facility.

     The Company's senior subordinated notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon De Juarez, S.A. de C.V., Falcon De Baja California, S.A. de C.V. and Industrial Mueblera Shelby Williams, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor

Subsidiaries and Non-Guarantor Subsidiaries is wholly-owned by the Company, except for Falcon Mimon, a.s., which is 87.4% owned by the Company.

     The following condensed consolidating financial statements of the Company include the combined accounts of the Company and its Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries. Given the size of the Non-Guarantor Subsidiaries, relative to the Company and its Guarantor Subsidiaries on a consolidated basis, separate financial statements of the respective Company and its Guarantor Subsidiaries are not presented because management has determined that such information is not material is assessing the Company and its Guarantor Subsidiaries.

                                         Falcon Products, Inc.
                                  Consolidating Statement of Earnings
                             For the Thirteen Weeks Ended January 29, 2000
                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations       Total
                                                     --------------------------------------------------------
Net sales                                               $72,609         $4,831        $(2,367)        $75,073
Cost of sales                                            51,685          4,444         (2,367)         53,762
Selling, general and adminstrative expenses              12,634            660              -          13,294
                                                     --------------------------------------------------------
      Operating profit (loss)                             8,290           (273)             -           8,017
Interest expense, net                                     4,280             20              -           4,300
Minority interest in consolidated subsidiary                 15              -              -              15
                                                     --------------------------------------------------------
      Earnings (loss) before income taxes                 3,995           (293)             -           3,702
Income tax expense                                        1,581             56              -           1,637
                                                     --------------------------------------------------------
      Net earnings (loss)                               $ 2,414         $ (349)       $     -         $ 2,065
                                                     ========================================================

                                         Falcon Products, Inc.
                                  Consolidating Statement of Earnings
                             For the Thirteen Weeks Ended January 30, 1999
                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations      Total
                                                     --------------------------------------------------------
Net sales                                               $32,623         $5,135        $(3,163)       $34,595
Cost of sales                                            23,404          4,452         (3,163)        24,693
Selling, general and adminstrative expenses               6,134            479              -          6,613
                                                     --------------------------------------------------------
      Operating profit                                    3,085            204              -          3,289
Interest expense, net                                       284              5              -            289
Minority interest in consolidated subsidiary                 (6)             -              -             (6)
                                                     --------------------------------------------------------
      Earnings before income taxes                        2,807            199              -          3,006
Income tax expense                                        1,066             76              -          1,142
                                                     --------------------------------------------------------
      Net earnings                                      $ 1,741         $  123        $     -        $ 1,864
                                                     ========================================================

                                9

                                         Falcon Products, Inc.
                                      Consolidating Balance Sheet
                                         As of January 29, 2000
                                                         Total          Total
                                                       Guarantor    Non-Guarantor  Eliminations       Total
                                                     --------------------------------------------------------
Assets
   Cash and cash equivalents                           $   (665)       $ 1,602       $      -       $    937
   Accounts receivable                                   37,028          1,805              -         38,833
   Inventories                                           46,593          4,541              -         51,134
   Other current assets                                   4,431            748              -          5,179
                                                     --------------------------------------------------------
       Total current assets                              87,387          8,696              -         96,083
   Property, plant and equipment, net                    34,712         14,077              -         48,789
   Investment in subsidiaries                            10,255              -        (10,255)             -
   Intangibles and other assets                         137,584              -              -        137,584
                                                     --------------------------------------------------------
Total assets                                           $269,938        $22,773       $(10,255)      $282,456
                                                     ========================================================

Liabilities and Stockholders' Equity
   Current liabilities                                 $ 41,952        $ 3,989       $      -       $ 45,941
   Long-term debt                                       160,172          1,832              -        162,004
   Other long-term liabilities                            2,946              -              -          2,946
   Intercompany payable (receivable)                     (6,697)         6,697              -              -
                                                     --------------------------------------------------------
Total liabilities                                       198,373         12,518              -        210,891
Stockholders' equity
   Common stock                                             198          9,144         (9,144)           198
   Additional paid-in capital                            47,376          1,015         (1,015)        47,376
   Treasury stock                                       (14,601)             -              -        (14,601)
   Cumulative translation adjustments                      (125)             -              -           (125)
   Retained earnings                                     38,717             96            (96)        38,717
                                                     --------------------------------------------------------
       Total stockholders' equity                        71,565         10,255        (10,255)        71,565
                                                     --------------------------------------------------------
Total liabilities and stockholders' equity             $269,938        $22,773       $(10,255)      $282,456
                                                     ========================================================

                                             Falcon Products, Inc.
                                          Consolidating Balance Sheet
                                             As of October 30, 1999
                                                         Total          Total
                                                       Guarantor    Non-Guarantor  Eliminations      Total
                                                     --------------------------------------------------------
Assets
   Cash and cash equivalents                           $    899        $ 1,979       $      -       $  2,878
   Accounts receivable                                   45,507          2,226              -         47,733
   Inventories                                           44,436          4,642              -         49,078
   Other current assets                                   4,200            880              -          5,080
                                                     --------------------------------------------------------
       Total current assets                              95,042          9,727              -        104,769
   Property, plant and equipment, net                    35,089         13,752              -         48,841
   Investment in subsidiaries                            10,604              -        (10,604)             -
   Intangibles and other assets                         138,596              -              -        138,596
                                                     --------------------------------------------------------
Total assets                                           $279,331        $23,479       $(10,604)      $292,206
                                                     ========================================================

Liabilities and Stockholders' Equity
   Current liabilities                                 $ 53,355        $ 4,615       $      -       $ 57,970
   Long-term debt                                       160,222          1,841              -        162,063
   Other long-term liabilities                            2,872              -              -          2,872
   Intercompany payable (receivable)                     (6,419)         6,419              -              -
                                                     --------------------------------------------------------
Total liabilities                                       210,030         12,875              -        222,905
   Stockholders' equity
   Common stock                                             198          9,144         (9,144)           198
   Additional paid-in capital                            47,376          1,015         (1,015)        47,376
   Treasury stock                                       (15,455)             -              -        (15,455)
   Cumulative translation adjustments                      (221)             -              -           (221)
   Retained earnings                                     37,403            445           (445)        37,403
                                                     --------------------------------------------------------
       Total stockholders' equity                        69,301         10,604        (10,604)        69,301
                                                     --------------------------------------------------------
Total liabilities and stockholders' equity             $279,331        $23,479       $(10,604)      $292,206
                                                     ========================================================

                                         Falcon Products, Inc.
                                 Consolidating Statement of Cash Flows
                             For the Thirteen Weeks Ended January 29, 2000
                                                         Total          Total
                                                       Guarantor    Non-Guarantor     Eliminations   Total
                                                     --------------------------------------------------------
Cash used in operating activities                      $  (601)         $   8              $  -     $  (593)

Cash flows used in investing activities
   Additions to property, plant and equipment, net        (622)          (376)                -        (998)
                                                     --------------------------------------------------------
Cash used in investing activities                         (622)          (376)                -        (998)

Cash flows used in financing activities
   Common stock issuances                                  451              -                 -         451
   Cash dividends                                         (348)             -                 -        (348)
   Additions to (repayment of) long-term debt, net        (444)            (9)                -        (453)
                                                     --------------------------------------------------------
Cash used in financing activities                         (341)            (9)                -        (350)
                                                     --------------------------------------------------------
Net change in cash and cash equivalents                $(1,564)         $(377)             $  -      $(1,941)
                                                     ========================================================



                                         Falcon Products, Inc.
                                 Consolidating Statement of Cash Flows
                             For the Thirteen Weeks Ended January 30, 1999
                                                          Total         Total
                                                        Guarantor   Non-Guarantor    Eliminations     Total
                                                     --------------------------------------------------------
Cash used in operating activities                        $(793)          $ 77             $  -        $(716)

Cash flows used in investing activities
   Additions to property, plant and equipment, net        (581)           (24)               -         (605)
                                                     --------------------------------------------------------
Cash used in investing activities                         (581)           (24)               -         (605)

Cash flows used in financing activities
   Common stock issuances                                  461              -                -          461
   Cash dividends                                         (359)             -                -         (359)
   Additions to (repayment of) long-term debt, net         575              -                -          575
                                                     --------------------------------------------------------
Cash provided by financing activities                      677              -                -          677
                                                     --------------------------------------------------------
Net change in cash and cash equivalents                  $(697)          $ 53             $  -        $(644)
                                                     ========================================================

                                12

Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

     Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. However, there can be no assurance that the Company's actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by risks and uncertainties affecting the Company's business.

     The Company's results for the first quarter of 2000 include Shelby Williams for the thirteen-week period. Shelby Williams was acquired during June 1999 and was accounted for under the purchase method. Accordingly, the results of operations of Shelby Williams are not included in the reported results for the first quarter of 1999.

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                          Thirteen Weeks Ended
                                                       ---------------------------
                                                       January 29,     January 30,
                                                          2000            1999
                                                       -----------     -----------
Net sales                                                 100.0%         100.0%
Cost of sales                                              71.6           71.4
Gross margin                                               28.4           28.6
Selling, general and administrative expenses               17.7           19.1
Operating profit                                           10.7            9.5
Interest expense, net                                       5.8            0.8
Minority interest in consolidated subsidiary                0.0            0.0
Earnings before income taxes                                4.9            8.7
Income tax expense                                          2.1            3.3
Net earnings                                                2.8            5.4


Thirteen weeks ended January 29, 2000, compared to the thirteen weeks ended January 30, 1999

     Net earnings were $2.1 million in the first quarter of fiscal 2000, and $1.9 million in 1999. Increased operating profit from revenue growth was largely offset by increased interest charges related to indebtedness incurred by the Company to finance the Shelby Williams acquisition, which occurred in June 1999. Net earnings per share were $.24 in 2000, and $.21 in 1999, an increase of 14.3%. Weighted average shares outstanding decreased to 8.7 million shares in the first quarter of 2000, from 9.0 million shares in the first quarter of 1999.

     Net sales for the first quarter of 2000 were $75.1 million, an increase of 117.0% over the 1999 first quarter net sales of $34.6 million. This increase was primarily due to additional sales related to the Shelby Williams acquisition.

     Cost of sales was $53.8 million for the 2000 first quarter, an increase of 117.7% from $24.7 million in the first quarter of 1999. The overall increase is a result of the increased sales volume related to the Shelby Williams acquisition. Gross margin increased to $21.3 million for the first quarter of 2000, from $9.9 million in the same quarter of 1999. Gross margin as a percentage of net sales remained relatively stable at 28.4% in 2000, compared to 28.6% in 1999.

     Selling, general and administrative expenses were $13.3 million in the first quarter of 2000, compared to $6.6 million in the first quarter of 1999. The increase is primarily attributable to the Shelby Williams acquisition. Selling, general and administrative expenses as a percentage of net sales were 17.7% for the first quarter of 2000, compared to 19.1% for the first quarter of 1999. The decrease in the expense rate is primarily due to the acquisition of Shelby Williams, which historically operated with a lower selling, general and administrative expense structure than that of the Company's.

     The effective income tax rate for the first quarter of 2000 was 44.2% compared to 38.0% for the first quarter of 1999. The higher rate includes goodwill amortization associated with the acquisition of Shelby Williams.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at January 29, 2000, was $50.1 million and its ratio of current assets to current liabilities was 2.1 to 1.0, compared with $46.8 million and 1.8 to 1.0 at October 30, 1999.

     The Company has a $50.0 million unsecured revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears annual interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. As of January 29, 2000, there was no outstanding balance under the revolving line of credit.

     The Company expects that it will meet its ongoing working capital and capital requirements from a combination of existing cash, internally generated funds and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     Not-applicable.

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

                                  FALCON PRODUCTS, INC.

Date:  March 13, 2000            /s/ Franklin A. Jacobs
                                 ----------------------
                                 Franklin A. Jacobs
                                 Chief Executive Officer
                                 and Chairman of the Board


Date:  March 13, 2000            /s/ Michael J. Dreller
                                 ----------------------
                                 Michael J. Dreller
                                 Vice President and
                                 Chief Financial Officer