Form 10-Q
period 2000-04-29
FALCON PRODUCTS INC /DE/
filed 2000-06-13
CIK 34339

          UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                             FORM 10-Q

                             (Mark one)

        [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended April 29, 2000

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

As of June 9, 2000, the registrant had 8,714,274 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                                    Consolidated Statements of Earnings
                                    -----------------------------------
                                               (Unaudited)

                                                    Thirteen Weeks Ended          Twenty-Six Weeks Ended
                                                   -----------------------       ------------------------
                                                   April 29,         May 1,      April 29,         May 1,
(In thousands, except per share data)                 2000            1999          2000            1999
                                                   ---------        -------      ---------        -------

Net sales                                          $  79,548        $36,469      $ 154,621        $71,064

Cost of sales                                         58,248         25,797        112,010         50,490
                                                   ---------        -------      ---------        -------

   Gross margin                                       21,300         10,672         42,611         20,574

Selling, general and administrative expenses          12,974          7,220         26,267         13,833
                                                   ---------        -------      ---------        -------

   Operating profit                                    8,326          3,452         16,344          6,741

Interest expense and other                             4,234            299          8,550            582
                                                   ---------        -------      ---------        -------

   Earnings before income taxes                        4,092          3,153          7,794          6,159

Income tax expense                                     1,745          1,183          3,382          2,325
                                                   ---------        -------      ---------        -------

   Net earnings                                    $   2,347        $ 1,970      $   4,412        $ 3,834
                                                   =========        =======      =========        =======

Basic and diluted earnings per share:              $     .27        $   .23      $     .50        $   .43
                                                   =========        =======      =========        =======

See accompanying notes to consolidated financial statements.

                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                                        Consolidated Balance Sheets
                                        ---------------------------
                                                (Unaudited)

(In thousands, except share data)

                                                                                  Apr. 29,       Oct. 30,
Assets                                                                              2000           1999
------                                                                            --------       --------
Current assets:
   Cash and cash equivalents                                                      $  3,149       $  2,878
   Accounts receivable, less allowances
      of $1,193 and $1,352, respectively                                            41,887         47,733
   Inventories                                                                      48,943         49,078
   Prepayments and other current assets                                              5,552          5,080
                                                                                  --------       --------
         Total current assets                                                       99,531        104,769
                                                                                  --------       --------
Property, plant and equipment:
   Land                                                                              3,545          3,368
   Buildings and improvements                                                       25,267         25,284
   Machinery and equipment                                                          39,990         42,034
                                                                                  --------       --------
                                                                                    68,802         70,686
   Less accumulated depreciation                                                    18,626         21,845
                                                                                  --------       --------
         Net property, plant and equipment                                          50,176         48,841
                                                                                  --------       --------
Other assets, net of accumulated amortization:
   Goodwill                                                                        122,710        124,381
   Other                                                                            14,684         14,215
                                                                                  --------       --------
         Total other assets                                                        137,394        138,596
                                                                                  --------       --------

Total Assets                                                                      $287,101       $292,206
                                                                                  ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                               $ 15,783       $ 20,890
   Customer deposits                                                                10,660         11,765
   Accrued liabilities                                                              22,643         22,872
   Current maturities of long-term debt                                              8,137          2,443
                                                                                  --------       --------
         Total current liabilities                                                  57,223         57,970
Long-term obligations:
   Long-term debt                                                                  153,191        162,063
   Other                                                                             3,136          2,872
                                                                                  --------       --------
         Total liabilities                                                         213,550        222,905
                                                                                  --------       --------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
      issued 9,915,117 shares                                                          198            198
   Additional paid-in capital                                                       47,376         47,376
   Treasury stock, at cost (1,200,843 and 1,265,151 shares, respectively)          (14,581)       (15,455)
   Cumulative translation adjustments                                                 (151)          (221)
   Retained earnings                                                                40,709         37,403
                                                                                  --------       --------
         Total stockholders' equity                                                 73,551         69,301
                                                                                  --------       --------

Total Liabilities and Stockholders' Equity                                        $287,101       $292,206
                                                                                  ========       ========


See accompanying notes to consolidated financial statements.

                                                  Falcon Products, Inc. and Subsidiaries
                                                  --------------------------------------
                                             Consolidated Statements of Stockholders' Equity
                                             -----------------------------------------------
                                          Twenty-Six Weeks Ended April 29, 2000, and May 1, 1999
                                          ------------------------------------------------------
                                                               (Unaudited)


(In thousands)                                     Additional                      Cumulative                     Total
                                        Common       Paid-in       Treasury       Translation    Retained     Stockholders'
                                        Stock        Capital         Stock        Adjustments    Earnings         Equity
                                        ------     ----------      --------       -----------    --------     -------------
Balance, October 31, 1998                $198        $47,376       $(13,557)         $ (19)       $37,948        $71,946

Net earnings                               --             --             --             --          3,834          3,834
Translation adjustments                    --             --             --           (177)            --           (177)
                                         ----        -------       --------          -----        -------        -------
   Comprehensive income                                                                                            3,657

Cash dividends                             --             --             --             --           (710)          (710)
Issuance of stock to Employee
   Stock Purchase Plan                     --             --            574             --           (226)           348
Exercise of employee incentive
   stock options                           --             --            139             --            (67)            72
Treasury stock purchases                   --             --         (3,025)            --             --         (3,025)
Issuance of stock for acquisition          --             --            184             --            (46)           138
                                         ----        -------       --------          -----        -------        -------

Balance, May 1, 1999                     $198        $47,376       $(15,685)         $(196)       $40,733        $72,426
                                         ====        =======       ========          =====        =======        =======


Balance, October 30, 1999                $198        $47,376       $(15,455)         $(221)       $37,403        $69,301

Net earnings                               --             --             --             --          4,412          4,412
Translation adjustments                    --             --             --             70             --             70
                                         ----        -------       --------          -----        -------        -------
   Comprehensive income                                                                                            4,482

Cash dividends                             --             --             --             --           (697)          (697)
Issuance of stock to Employee
   Stock Purchase Plan                     --             --            692             --           (314)           378
Exercise of employee incentive
   stock options                           --             --             92             --            (60)            32
Issuance of stock for acquisition          --             --             90             --            (35)            55
                                         ----        -------       --------          -----        -------        -------

Balance, April 29, 2000                  $198        $47,376       $(14,581)         $(151)       $40,709        $73,551
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

                                                                    Twenty-Six Weeks Ended
                                                                   -----------------------
(In thousands)                                                     April 29,        May 1,
                                                                      2000           1999
                                                                   ---------       -------
Cash flows from operating activities:
   Net earnings                                                     $ 4,412        $ 3,834
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                   4,837          1,721
      Translation adjustments during period                              70           (177)
      Change in assets and liabilities:
            Accounts receivable, net                                  5,846          2,116
            Inventories                                                 135         (2,884)
            Prepayments and other current assets                       (472)          (340)
            Other assets, net                                        (1,501)        (2,891)
            Accounts payable and customer deposits                   (6,212)        (1,167)
            Accrued liabilities                                        (229)        (1,751)
            Other liabilities                                           264           (318)
                                                                    -------        -------
         Cash provided by (used in) operating activities              7,150         (1,857)
                                                                    -------        -------
Cash flows from investing activities:
   Additions to property, plant and equipment, net                   (3,469)        (1,503)
                                                                    -------        -------
         Cash used in investing activities                           (3,469)        (1,503)
                                                                    -------        -------
Cash flows from financing activities:
   Common stock issuances                                               465            558
   Treasury stock purchases                                              --         (3,025)
   Cash dividends                                                      (697)          (710)
   Additions to (repayment of) long-term debt, net                   (3,178)         2,513
                                                                    -------        -------
         Cash used in financing activities                           (3,410)          (664)
                                                                    -------        -------
Net increase (decrease) in cash and cash equivalents                    271         (4,024)
Cash and cash equivalents-beginning of period                         2,878          5,186
                                                                    -------        -------
Cash and cash equivalents-end of period                             $ 3,149        $ 1,162
                                                                    =======        =======

Supplemental cash flow information:
   Cash paid for interest                                           $ 8,407        $   578
                                                                    =======        =======
   Cash paid for taxes                                              $ 1,949        $ 2,745
                                                                    =======        =======


See accompanying notes to consolidated financial statements.

               Falcon Products, Inc. and Subsidiaries
               --------------------------------------
             Notes to Consolidated Financial Statements
             ------------------------------------------
            For the Twenty-Six Weeks Ended April 29, 2000
            ---------------------------------------------

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

Note 2 - Business Acquisition

     The Company's results for the second quarter and twenty-six weeks ended April 29, 2000 include Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams"). Shelby Williams was acquired during June 1999, and was accounted for under the purchase method. Accordingly, the results of operations of Shelby Williams are not included in the reported results for the second quarter or twenty-six weeks ending May 1, 1999.

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

Note 4 - Inventories

     Inventories at April 29, 2000, and October 30, 1999, consisted of the following:


                                              April 29,      October 30,
In thousands                                     2000            1999
                                              ---------      -----------
Raw materials                                  $32,844         $28,840
Work in process                                  6,769          11,570
Finished goods                                   9,330           8,668
                                              ---------      -----------
                                               $48,943         $49,078
                                              =========      ===========

Note 5 - Special and Nonrecurring Item

   In connection with the acquisition of Shelby Williams, the Company recorded a pre-tax integration charge of $14.0 million to cover the anticipated costs of combining its existing business with the acquired business. The charge related to the closing of certain duplicative manufacturing facilities. During 1999, the Company utilized $12.4 million of this charge. In the second quarter and twenty-six weeks ended April 29, 2000, the Company utilized $.1 million and $1.1 million, respectively, of the charge. At April 29, 2000, the remaining amount of $.5 million relates to severance and real estate exit costs for which payment is anticipated during the remainder of fiscal year 2000.

Note 6 - Earnings Per Share

   The following table reconciles net earnings and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the second quarter and twenty-six week periods ended April 29, 2000, and May 1, 1999.


                                          Thirteen Weeks Ended    Twenty-Six Weeks Ended
                                          --------------------    ----------------------
In thousands                               April 29,     May 1,    April 29,     May 1,
except per-share data                         2000        1999        2000        1999
                                           ---------     ------    ---------     ------
Net earnings                                 $2,347      $1,970      $4,412      $3,834
                                             ======      ======      ======      ======

Average shares outstanding                    8,713       8,684       8,708       8,951
Assumed exercise of
   options (treasury method)                    126          20          68          49
                                             ------      ------      ------      ------
Average shares outstanding
   adjusted for dilutive effects              8,839       8,704       8,776       9,000
                                             ======      ======      ======      ======

Basic earnings per share                     $  .27      $  .23      $  .50      $  .43
                                             ======      ======      ======      ======
Diluted earnings per share                   $  .27      $  .23      $  .50      $  .43
                                             ======      ======      ======      ======

     Basic earnings per share was computed by dividing earnings available to common stockholders by the weighted average shares of common stock outstanding during the period. Diluted earnings available to common stockholders was determined assuming the options issued and outstanding were exercised as of the first day of the respective period. Outstanding options to purchase shares were not included in the computation of diluted earnings per share if the exercise price was greater than the average market price of the common stock.

Note 7 - Guarantor Subsidiaries

     In June 1999, the Company entered into a new $120.0 million senior secured credit facility (the "Senior Secured Credit Facility") with a group of financial institutions which provided for a six year term loan of $70.0 million and a six year revolving credit facility of up to $50.0 million.

     All of the Company's domestic subsidiaries have guaranteed the Senior Secured Credit Facility. A first priority security interest in substantially all of the Company's properties and assets of its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and 66% of the stock of its foreign subsidiaries, secures the Senior Secured Credit Facility.

     The Company's senior subordinated notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon De Juarez, S.A. de C.V., Falcon De Baja California, S.A. de C.V. and Industrial Mueblera Shelby Williams, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor

Subsidiaries is wholly-owned by the Company, except for Falcon Mimon, a.s., which is 87.4% owned by the Company.

   The following condensed consolidating financial statements of the Company include the combined accounts of the Company and its Guarantor Subsidiaries and the combined accounts of the Non-Guarantor Subsidiaries. Given the size of the Non-Guarantor Subsidiaries relative to the Company and its Guarantor Subsidiaries on a consolidated basis, separate financial statements of the respective Company and its Guarantor Subsidiaries are not presented because management has determined that such information is not material is assessing the Company and its Guarantor Subsidiaries.

                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                               For the Thirteen Weeks Ended April 29, 2000

                                                   Total           Total
                                                 Guarantor    Non-Guarantor   Eliminations      Total
                                                 -----------------------------------------------------
Net sales                                         $76,840         $5,563        $(2,855)       $79,548
Cost of sales                                      56,493          4,610         (2,855)        58,248
Selling, general and administrative expenses       12,438            536              -         12,974
                                                 -----------------------------------------------------
   Operating profit                                 7,909            417              -          8,326
Interest expense and other                          4,176             58              -          4,234
                                                 -----------------------------------------------------
   Earnings before income taxes                     3,733            359              -          4,092
Income tax expense                                  1,657             88              -          1,745
                                                 -----------------------------------------------------
   Net earnings                                   $ 2,076         $  271        $     -        $ 2,347
                                                 =====================================================

                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                                 For the Thirteen Weeks Ended May 1, 1999

                                                   Total           Total
                                                 Guarantor    Non-Guarantor   Eliminations      Total
                                                 -----------------------------------------------------
Net sales                                         $35,161         $4,472        $(3,164)       $36,469
Cost of sales                                      24,940          4,021         (3,164)        25,797
Selling, general and administrative expenses        7,179             41              -          7,220
                                                 -----------------------------------------------------
   Operating profit                                 3,042            410              -          3,452
Interest expense and other                            274             25              -            299
                                                 -----------------------------------------------------
   Earnings before income taxes                     2,768            385              -          3,153
Income tax expense                                  1,095             88              -          1,183
                                                 -----------------------------------------------------
   Net earnings                                   $ 1,673         $  297        $     -        $ 1,970
                                                 =====================================================

                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                              For the Twenty-Six Weeks Ended April 29, 2000

                                                   Total           Total
                                                 Guarantor    Non-Guarantor   Eliminations      Total
                                                 -----------------------------------------------------
Net sales                                        $149,449        $10,394        $(5,222)      $154,621
Cost of sales                                     108,178          9,054         (5,222)       112,010
Selling, general and administrative expenses       25,071          1,196              -         26,267
                                                 -----------------------------------------------------
   Operating profit                                16,200            144              -         16,344
Interest expense and other                          8,472             78              -          8,550
                                                 -----------------------------------------------------
   Earnings before income taxes                     7,728             66              -          7,794
Income tax expense                                  3,238            144              -          3,382
                                                 -----------------------------------------------------
   Net earnings (loss)                           $  4,490        $   (78)       $     -        $ 4,412
                                                 =====================================================


                                          Falcon Products, Inc.
                                   Consolidating Statement of Earnings
                                For the Twenty-Six Weeks Ended May 1, 1999

                                                   Total           Total
                                                 Guarantor    Non-Guarantor   Eliminations      Total
                                                 -----------------------------------------------------
Net sales                                        $ 67,786        $ 9,606        $(6,328)      $ 71,064
Cost of sales                                      48,440          8,378         (6,328)        50,490
Selling, general and administrative expenses       13,306            527              -         13,833
                                                 -----------------------------------------------------
   Operating profit                                 6,040            701              -          6,741
Interest expense and other                            552             30              -            582
                                                 -----------------------------------------------------
   Earnings before income taxes                     5,488            671              -          6,159
Income tax expense                                  2,168            157              -          2,325
                                                 -----------------------------------------------------
   Net earnings                                   $ 3,320        $   514        $     -       $  3,834
                                                 =====================================================

                                          Falcon Products, Inc.
                                       Consolidating Balance Sheet
                                           As of April 29, 2000

                                                   Total           Total
                                                 Guarantor    Non-Guarantor   Eliminations      Total
                                                 -----------------------------------------------------
Assets
   Cash and cash equivalents                     $  1,973        $ 1,176       $      -       $  3,149
   Accounts receivable                             39,522          2,365              -         41,887
   Inventories                                     43,826          5,117              -         48,943
   Other current assets                             4,421          1,131              -          5,552
                                                 -----------------------------------------------------
      Total current assets                         89,742          9,789              -         99,531
   Property, plant and equipment, net              36,128         14,048              -         50,176
   Investment in subsidiaries                      10,527              -        (10,527)             -
   Intangibles and other assets                   137,394              -              -        137,394
                                                 -----------------------------------------------------
Total assets                                     $273,791        $23,837       $(10,527)      $287,101
                                                 =====================================================

Liabilities and Stockholders' Equity
   Current liabilities                           $ 52,445        $ 4,778       $      -       $ 57,223
   Long-term debt                                 151,472          1,719              -        153,191
   Other long-term liabilities                      3,136              -              -          3,136
   Inter-company payable (receivable)              (6,813)         6,813              -              -
                                                 -----------------------------------------------------
Total liabilities                                 200,240         13,310              -        213,550
Stockholders' equity
   Common stock                                       198          9,144         (9,144)           198
   Additional paid-in capital                      47,376          1,015         (1,015)        47,376
   Treasury stock                                 (14,581)             -              -        (14,581)
   Cumulative translation adjustments                (151)             -              -           (151)
   Retained earnings                               40,709            368           (368)        40,709
                                                 -----------------------------------------------------
      Total stockholders' equity                   73,551         10,527        (10,527)        73,551
                                                 -----------------------------------------------------
Total liabilities and stockholders' equity       $273,791        $23,837       $(10,527)      $287,101
                                                 =====================================================

                                          Falcon Products, Inc.
                                       Consolidating Balance Sheet
                                          As of October 30, 1999

                                                   Total           Total
                                                 Guarantor    Non-Guarantor   Eliminations      Total
                                                 -----------------------------------------------------
Assets
   Cash and cash equivalents                     $    899        $ 1,979       $      -       $  2,878
   Accounts receivable                             45,507          2,226              -         47,733
   Inventories                                     44,436          4,642              -         49,078
   Other current assets                             4,200            880              -          5,080
                                                 -----------------------------------------------------
      Total current assets                         95,042          9,727              -        104,769
   Property, plant and equipment, net              35,089         13,752              -         48,841
   Investment in subsidiaries                      10,604              -        (10,604)             -
   Intangibles and other assets                   138,596              -              -        138,596
                                                 -----------------------------------------------------
Total assets                                     $279,331        $23,479       $(10,604)      $292,206
                                                 =====================================================

Liabilities and Stockholders' Equity
   Current liabilities                           $ 53,355        $ 4,615       $      -       $ 57,970
   Long-term debt                                 160,222          1,841              -        162,063
   Other long-term liabilities                      2,872              -              -          2,872
   Inter-company payable (receivable)              (6,419)         6,419              -              -
                                                 -----------------------------------------------------
Total liabilities                                 210,030         12,875              -        222,905
   Stockholders' equity
   Common stock                                       198          9,144         (9,144)           198
   Additional paid-in capital                      47,376          1,015         (1,015)        47,376
   Treasury stock                                 (15,455)             -              -        (15,455)
   Cumulative translation adjustments                (221)             -              -           (221)
   Retained earnings                               37,403            445           (445)        37,403
                                                 -----------------------------------------------------
      Total stockholders' equity                   69,301         10,604        (10,604)        69,301
                                                 -----------------------------------------------------
Total liabilities and stockholders' equity       $279,331        $23,479       $(10,604)      $292,206
                                                 =====================================================

                                          Falcon Products, Inc.
                                  Consolidating Statement of Cash Flows
                              For the Twenty-Six Weeks Ended April 29, 2000

                                                               Total           Total
                                                             Guarantor    Non-Guarantor   Eliminations      Total
                                                             -----------------------------------------------------
Cash provided by (used in) operating activities               $ 7,434          $(284)        $    -        $ 7,150
                                                             -----------------------------------------------------

Cash flows used in investing activities
   Additions to property, plant and equipment, net             (3,072)          (397)             -         (3,469)
                                                             -----------------------------------------------------
Cash used in investing activities                              (3,072)          (397)             -         (3,469)
                                                             -----------------------------------------------------

Cash flows used in financing activities
   Common stock issuances                                         465              -              -            465
   Cash dividends                                                (697)             -              -           (697)
   Repayment of long-term debt, net                            (3,056)          (122)             -         (3,178)
                                                             -----------------------------------------------------
Cash used in financing activities                              (3,288)          (122)             -         (3,410)
                                                             -----------------------------------------------------
Net change in cash and cash equivalents                       $ 1,074          $(803)        $    -        $   271
                                                             =====================================================


                                          Falcon Products, Inc.
                                  Consolidating Statement of Cash Flows
                                For the Twenty-Six Weeks Ended May 1, 1999
                                                               Total           Total
                                                             Guarantor    Non-Guarantor   Eliminations      Total
                                                             -----------------------------------------------------
Cash used in operating activities                             $(1,070)         $(787)        $    -        $(1,857)
                                                             -----------------------------------------------------

Cash flows used in investing activities
   Additions to property, plant and equipment, net             (1,492)           (11)             -         (1,503)
                                                             -----------------------------------------------------
Cash used in investing activities                              (1,492)           (11)             -         (1,503)
                                                             -----------------------------------------------------

Cash flows provided by (used in) financing activities
   Common stock issuances                                         558              -              -            558
   Treasury stock purchases                                    (3,025)             -              -         (3,025)
   Cash dividends                                                (710)             -              -           (710)
   Additions to long-term debt, net                             2,042            471              -          2,513
                                                             -----------------------------------------------------
Cash provided by (used in) financing activities                (1,135)           471              -           (664)
                                                             -----------------------------------------------------
Net change in cash and cash equivalents                       $(3,697)         $(327)        $    -        $(4,024)
                                                             =====================================================

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

     The Company's results for the second quarter and twenty-six weeks ending April 29, 2000 include Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams"). Shelby Williams was acquired during June 1999 and was accounted for under the purchase method. Accordingly, the results of operations of Shelby Williams are not included in the reported results for the second quarter or twenty-six weeks ending May 1, 1999.

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                                  Thirteen Weeks                Twenty-Six Weeks
                                                                       Ended                         Ended
                                                              -----------------------       -----------------------
                                                              April 29,        May 1,       April 29,        May 1,
                                                                 2000           1999           2000           1999
                                                              ---------        ------       ---------        ------
Net sales                                                       100.0%         100.0%         100.0%         100.0%
Cost of sales                                                    73.2           70.7           72.4           71.0
                                                              ---------        ------       ---------        ------
   Gross margin                                                  26.8           29.3           27.6           29.0
Selling, general and administrative expenses                     16.3           19.8           17.0           19.5
                                                              ---------        ------       ---------        ------
   Operating profit                                              10.5            9.5           10.6            9.5
Interest expense and other                                        5.3             .8            5.5             .8
                                                              ---------        ------       ---------        ------
   Earnings before income taxes                                  5.2            8.7            5.1            8.7
Income tax expense                                                2.2            3.3            2.2            3.3
                                                              ---------        ------       ---------        ------
   Net earnings                                                   3.0%           5.4%           2.9%           5.4%
                                                              =========        ======       =========        ======

Thirteen weeks ended April 29, 2000, compared to the thirteen weeks ended May 1, 1999

     Net earnings were $2.3 million in the second quarter of fiscal 2000, compared to $2.0 million in the same period of fiscal 1999. Increased operating profit from revenue growth was largely offset by increased interest charges related to indebtedness incurred by the Company to finance the Shelby Williams acquisition, which occurred in June 1999. Net earnings per share were $.27 in 2000, and $.23 in 1999, an increase of 17.4%. Weighted average shares outstanding increased to
8.8 million shares in the second quarter of 2000, from 8.7 million shares in the second quarter of 1999.

     Net sales for the second quarter of 2000 were $79.5 million, an increase of 118.1% over the 1999 second quarter net sales of $36.5 million. This increase was primarily due to additional sales generated by Shelby Williams.

     Cost of sales was $58.2 million for the 2000 second quarter, an increase of 125.8% from $25.8 million in the second quarter of 1999. The increase was primarily the result of increased sales volume generated by Shelby Williams. Gross margin increased to $21.3 million for the second quarter of 2000, from $10.7 million in the same quarter of 1999. Gross margin as a percentage of net sales was 26.8% in 2000, compared to 29.3% in 1999. This decrease was primarily attributed to the combining of the Shelby Williams' businesses, as Shelby Williams earned a lower margin than the Company's historical business, partially offset by cost-reduction efficiencies achieved by combining the two companies.

     Selling, general and administrative expenses were $13.0 million in the second quarter of 2000, compared to $7.2 million in the second quarter of 1999. The increase was primarily attributable to volume associated with Shelby Williams. Selling, general and administrative expenses as a percentage of net sales were 16.3% for the second quarter of 2000, compared to 19.8% for the second quarter of 1999. The decrease in the expense rate was primarily due to the acquisition of Shelby Williams, which historically operated with a lower selling, general and administrative expense structure than that of the Company's. The decline also reflected cost savings gained through the integration of Falcon and Shelby Williams.

     Interest expense and other for the second quarter of 2000 was $4.2 million, compared to $.3 million in the second quarter of 1999. The increase was associated with financing costs related to the Shelby Williams acquisition.

     The effective income tax rate for the second quarter of 2000 was 42.6% compared to 37.5% for the second quarter of 1999. The higher rate included goodwill amortization associated with the acquisition of Shelby Williams.

Twenty-six weeks ended April 29, 2000, compared to the twenty-six weeks ended May 1, 1999

     Net earnings were $4.4 million in the first half of 2000, compared to $3.8 million in the same period of 1999. Increased operating profit from revenue growth was largely offset by increased interest charges related to indebtedness incurred by the Company to finance the Shelby Williams acquisition. Net earnings per share were $.50 for the twenty-six week period ending April 29, 2000, and $.43 for the period ending May 1, 1999, an increase of 16.3%. Weighted average shares outstanding decreased to 8.8 million shares in the first half of 2000, from 9.0 million shares in the first half of 1999.

     Net sales for the twenty-six weeks ending April 29, 2000 increased 117.6% to $154.6 million, over the 1999 same-period net sales of $71.1 million. This increase was primarily due to additional sales generated by Shelby Williams.

     Cost of sales was $112.0 million for the first half of 2000, an increase of 121.9% from $50.5 million in the first half of 1999. The increase was primarily the result of increased sales volume generated by Shelby Williams. Gross margin increased to $42.6 million for the first half of 2000, from $20.6 million in the same period of 1999. Gross margin as a percentage of net sales was 27.6% in 2000, compared to 29.0% in 1999. This decrease was primarily attributed to the combining of the Shelby Williams' businesses, as Shelby Williams earned a lower margin than the Company's historical business, partially offset by cost-reduction efficiencies achieved by combining the two companies.

     Selling, general and administrative expenses were $26.3 million in the first half of 2000, compared to $13.8 million in the same period of 1999. The increase was primarily attributable to volume associated with Shelby Williams. Selling, general and administrative expenses as a percentage of net sales were 17.0% for the twenty-six weeks ended April 29, 2000, compared to 19.5% for the same period of 1999. The decrease in the expense rate was primarily due to the acquisition of Shelby Williams, which historically operated with a lower selling, general and administrative expense structure than that of the Company's. The decline also reflected cost savings gained through the integration of Falcon and Shelby Williams.

     Interest expense and other for the first half of 2000 was $8.6 million, compared to $.6 million in the first half of 1999. The increase was associated with financing costs related to the Shelby Williams acquisition.

     The effective income tax rate for the first half of 2000 was 43.4% compared to 37.7% for the first half of 1999. The higher rate included goodwill amortization associated with the acquisition of Shelby
Williams.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at April 29, 2000, was $42.3 million and its ratio of current assets to current liabilities was 1.7 to 1.0, compared with $46.8 million and 1.8 to 1.0 at October 30, 1999.

     The Company has a $50.0 million unsecured revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears annual interest, at the Company's option, equal to the Prime Rate, Federal Funds Rate or LIBOR in each case adjusted for a spread based on the Company's leverage ratio. As of April 29, 2000, there was no outstanding balance under the revolving line of credit.

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

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Company held its Annual Meeting of Stockholders on March 16, 2000, for the purposes of electing three Class A directors for a term expiring in 2003, and considering and voting upon proposals to amend the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan and the Falcon Products, Inc. Non-Employee Director Stock Option Plan.

          The number of votes for and withheld for each nominee for director and the number of votes for, against and abstained for the proposals to amend the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan and the Falcon Products, Inc. Non-Employee Director Stock Option Plan are as follows:

                  Nominee                 Votes For       Votes Withheld
                  -------                 ---------       --------------
              Melvin F. Brown             6,948,233           598,006
              James L. Hoagland           6,924,498           621,741
              Lee M. Liberman             6,924,448           621,791

                                                Votes For        Votes Against    Votes Abstained
                                                ---------        -------------    ---------------
          Amendment to the Falcon
          Products, Inc. Amended and            4,418,270           958,299           989,252
          Restated 1991 Stock Option Plan

                                                Votes For        Votes Against    Votes Abstained
                                                ---------        -------------    ---------------
          Amendment to the Falcon
          Products, Inc. Non-Employee           5,268,100           105,168           992,554
          Director Stock Option Plan

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

                                        FALCON PRODUCTS, INC.

Date:  June 12, 2000                    /s/ Franklin A. Jacobs
                                        ----------------------
                                        Franklin A. Jacobs
                                        Chief Executive Officer
                                        and Chairman of the Board


Date:  June 12, 2000                    /s/ Michael J. Dreller
                                        ----------------------
                                        Michael J. Dreller
                                        Vice President and
                                        Chief Financial Officer