Form 10-Q
period 2000-07-29
FALCON PRODUCTS INC /DE/
filed 2000-09-12
CIK 34339

            UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q

                               (Mark one)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended July 29, 2000

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

As of September 11, 2000, the registrant had 8,721,774 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                                    Consolidated Statements of Earnings
                                    -----------------------------------
                                                (Unaudited)
                                                         Thirteen Weeks               Thirty-Nine Weeks
                                                             Ended                          Ended
                                                     -----------------------      -----------------------
                                                     July 29,       July 31,      July 29,       July 31,
(In thousands, except per share data)                  2000           1999          2000           1999
                                                     --------       --------      --------       --------
Net sales                                            $78,104        $59,884       $232,724       $130,948

Cost of sales, including nonrecurring items           56,754         46,566        168,764         97,052

Special and nonrecurring items                             -         10,500              -         10,500
                                                     -------        -------       --------       --------

   Gross margin                                       21,350          2,818         63,960         23,396

Selling, general and administrative expenses          12,420         10,576         38,686         24,413
                                                     -------        -------       --------       --------

   Operating profit (loss)                             8,930         (7,758)        25,274         (1,017)

Interest expense and other                             4,288          2,230         12,838          2,812
                                                     -------        -------       --------       --------

   Earnings (loss) before income taxes                 4,642         (9,988)        12,436         (3,829)

Income tax expense (benefit)                           1,955         (3,759)         5,337         (1,435)
                                                     -------        -------       --------       --------

   Net earnings (loss)                               $ 2,687        $(6,229)      $  7,099       $ (2,394)
                                                     =======        =======       ========       ========

Basic and diluted earnings (loss) per share:         $   .31        $  (.72)      $    .81       $   (.27)
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

                           Falcon Products, Inc. and Subsidiaries
                           --------------------------------------
                                Consolidated Balance Sheets
                                ---------------------------
                                        (Unaudited)

(In thousands, except share data)

                                                                    July 29,       Oct. 30,
                                                                      2000           1999
                                                                   ---------      ---------
Assets
------
Current assets:
   Cash and cash equivalents                                       $  2,159       $  2,878
   Accounts receivable, less allowances
      of $1,153 and $1,352, respectively                             38,091         47,733
   Inventories                                                       54,132         49,078
   Prepayments and other current assets                               6,183          5,080
                                                                   --------       --------
         Total current assets                                       100,565        104,769
                                                                   --------       --------
Property, plant and equipment:
   Land                                                               3,524          3,368
   Buildings and improvements                                        25,021         25,284
   Machinery and equipment                                           42,393         42,034
                                                                   --------       --------
                                                                     70,938         70,686
   Less accumulated depreciation                                     20,236         21,845
                                                                   --------       --------
         Net property, plant and equipment                           50,702         48,841
                                                                   --------       --------
Other assets, net of accumulated amortization:
   Goodwill                                                         121,846        124,381
   Other                                                             13,380         14,215
                                                                   --------       --------
         Total other assets                                         135,226        138,596
                                                                   --------       --------

Total Assets                                                       $286,493       $292,206
                                                                   ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                                $ 15,547       $ 20,890
   Customer deposits                                                 10,237         11,765
   Accrued liabilities                                               20,576         22,872
   Current maturities of long-term debt                               8,200          2,443
                                                                   --------       --------
         Total current liabilities                                   54,560         57,970

Long-term obligations:
   Long-term debt                                                   152,968        162,063
   Other                                                              3,312          2,872
                                                                   --------       --------
         Total liabilities                                          210,840        222,905
                                                                   --------       --------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
      issued 9,915,117 shares                                           198            198
   Additional paid-in capital                                        47,376         47,376
   Treasury stock, at cost (1,193,343 and 1,265,151
    shares, respectively)                                           (14,481)       (15,455)
   Cumulative translation adjustments                                  (455)          (221)
   Retained earnings                                                 43,015         37,403
                                                                   --------       --------
         Total stockholders' equity                                  75,653         69,301
                                                                   --------       --------

Total Liabilities and Stockholders' Equity                         $286,493       $292,206
                                                                   ========       ========

See accompanying notes to consolidated financial statements.

                                           Falcon Products, Inc. and Subsidiaries
                                           --------------------------------------
                                       Consolidated Statements of Stockholders' Equity
                                       -----------------------------------------------
                                  Thirty-Nine Weeks Ended July 29, 2000, and July 31, 1999
                                  --------------------------------------------------------
                                                         (Unaudited)


(In thousands)                                      Additional                    Cumulative                       Total
                                     Common          Paid-in       Treasury       Translation     Retained     Stockholders'
                                      Stock          Capital        Stock         Adjustments     Earnings        Equity
                                     -------        ----------     --------       -----------     --------     -------------
Balance, October 30, 1999            $   198         $47,376       $(15,455)         $(221)       $37,403        $69,301

Net earnings                              --              --             --             --          7,099          7,099
Translation adjustments                   --              --             --           (234)            --           (234)
                                     -------         -------       --------          -----        -------        -------
       Comprehensive income                                                                                        6,865

Cash dividends                            --              --             --             --         (1,045)        (1,045)
Issuance of stock to Employee
     Stock Purchase Plan                  --              --            692             --           (314)           378
Exercise of employee incentive
     stock options                        --              --            192             --            (93)            99
Issuance of stock for acquisition         --              --             90             --            (35)            55
                                     -------         -------       --------          -----        -------        -------

Balance, July 29, 2000               $   198         $47,376       $(14,481)         $(455)       $43,015        $75,653
                                     =======         =======       ========          =====        =======        =======


Balance, October 31, 1998            $   198         $47,376       $(13,557)         $ (19)       $37,948        $71,946


Net earnings (loss)                       --              --             --             --         (2,394)        (2,394)
Translation adjustments                   --              --             --           (222)            --           (222)
                                     -------         -------       --------          -----        -------        -------
      Comprehensive income                                                                                        (2,616)

Cash dividends                            --              --             --             --           (710)          (710)
Issuance of stock to Employee
     Stock Purchase Plan                  --              --            574             --           (226)           348
Exercise of employee incentive
     stock options                        --              --            177             --            (77)           100

Treasury stock purchases                  --              --         (3,025)            --             --         (3,025)
Issuance of stock for acquisition         --              --            184             --            (47)           137
                                     -------         -------       --------          -----        -------        -------

Balance, July 31, 1999               $   198         $47,376       $(15,647)         $(241)       $34,494        $66,180
                                     =======         =======       ========          =====        =======        =======

See accompanying notes to consolidated financial statements.

                            Falcon Products, Inc. and Subsidiaries
                            --------------------------------------
                            Consolidated Statements of Cash Flows
                            -------------------------------------
                                         (Unaudited)

                                                                    Thirty-Nine Weeks Ended
                                                                    -----------------------
(In thousands)                                                      July 29,       July 31,
                                                                      2000           1999
                                                                    --------      ---------
Cash flows from operating activities:
   Net earnings (loss)                                              $ 7,099       $  (2,394)
   Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities:
      Depreciation and amortization                                   7,245           3,491
      Special and nonrecurring items                                     --          14,000
      Translation adjustments during period                            (234)           (222)
      Change in assets and liabilities:
            Accounts receivable, net                                  9,642          (1,296)
            Inventories                                              (5,054)          1,328
            Prepayments and other current assets                     (1,103)         (1,697)
            Other assets, net                                          (742)            685
            Accounts payable and customer deposits                   (6,871)            392
            Accrued liabilities                                      (2,296)        (14,880)
            Other liabilities                                           440            (465)
                                                                    -------       ---------
         Cash provided by (used in) operating activities              8,126          (1,058)
                                                                    -------       ---------
Cash flows from investing activities:
   Cost of business acquired, net of cash                                --        (137,101)
   Additions to property, plant and equipment, net                   (4,994)         (4,189)
                                                                    -------       ---------
         Cash used in investing activities                           (4,994)       (141,290)
                                                                    -------       ---------
Cash flows from financing activities:
   Additions to (repayment of) long-term debt, net                   (3,338)        154,218
   Cash dividends                                                    (1,045)           (710)
   Common stock issuances                                               532             585
   Treasury stock purchases                                              --          (3,025)
   Debt issuance cost                                                    --          (6,582)
                                                                    -------       ---------
         Cash provided by (used in) financing activities             (3,851)        144,486
                                                                    -------       ---------
Net increase (decrease) in cash and cash equivalents                   (719)          2,138
Cash and cash equivalents-beginning of year                           2,878           5,186
                                                                    -------       ---------
Cash and cash equivalents-end of period                             $ 2,159       $   7,324
                                                                    =======       =========

Supplemental cash flow information:
   Cash paid for interest                                           $15,080       $     824
                                                                    =======       =========
   Cash paid for taxes                                              $ 2,090       $   5,965
                                                                    =======       =========

See accompanying notes to consolidated financial statements.

                 Falcon Products, Inc. and Subsidiaries
                 --------------------------------------
               Notes to Consolidated Financial Statements
               ------------------------------------------
              For the Thirty-Nine Weeks Ended July 29, 2000
              ---------------------------------------------

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

Note 2 - Business Acquisition

     The Company's results for the third quarter and thirty-nine weeks ended July 29, 2000 include Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams"). Shelby Williams was acquired during June 1999, and was accounted for under the purchase method. Accordingly, results of operations of Shelby Williams are included in the financial statements from the date of acquisition.

Note 3 - Comprehensive Income

     In fiscal 1999, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which reports Comprehensive Income and its components within the Consolidated Statements of Stockholders' Equity. Comprehensive Income represents the change in stockholders' equity from transactions and other events and circumstances from non-owner sources which occur during the period. It includes all changes in equity except those resulting from investments by owners and distribution to owners.

Note 4 - Inventories

     Inventories at July 29, 2000, and October 30, 1999, consisted of the following:

                                           July 29,         October 30,
In thousands                                 2000              1999
                                           --------         -----------
Raw materials                              $37,801            $28,840
Work in process                              5,706             11,570
Finished goods                              10,625              8,668
                                           -------            -------
                                           $54,132            $49,078
                                           =======            =======

Note 5 - Special and Nonrecurring Items

     In connection with the acquisition of Shelby Williams, the Company recorded a pre-tax integration charge of $14.0 million to cover the anticipated costs of combining its existing business with the acquired business. The charge related to the closing of certain duplicative manufacturing facilities. During fiscal 1999, the Company utilized $12.4 million of this charge. The Company utilized $1.1 million of the charge in the thirty-nine weeks ended July 29, 2000. At July 29, 2000, the remaining amount of $.5 million relates to severance and real estate exit costs for which payment is anticipated during the remainder of fiscal year 2000.

Note 6 - Earnings Per Share

     The following table reconciles net earnings and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the third quarter and thirty-nine week periods ended July 29, 2000, and July 31, 1999.

                                          Thirteen Weeks Ended          Thirty-Nine Weeks Ended
                                         -----------------------        -----------------------
In thousands                             July 29,       July 31,        July 29,       July 31,
Except per share data                      2000           1999            2000           1999
                                         --------       --------        --------       --------

Net earnings (loss)                       $2,687        $(6,229)         $7,099        $(2,394)
                                          ======        =======          ======        =======

Average shares outstanding                 8,715          8,698           8,710          8,866
Assumed exercise of
       options (treasury method)              50             81              62             72
                                          ------        -------          ------        -------
Average shares outstanding
       adjusted for dilutive effects       8,765          8,779           8,772          8,938
                                          ======        =======          ======        =======

Basic earnings (loss) per share           $  .31        $  (.72)         $  .81        $  (.27)
                                          ======        =======          ======        =======
Diluted earnings (loss) per share         $  .31        $  (.72)         $  .81        $  (.27)
                                          ======        =======          ======        =======

     Basic earnings per share was computed by dividing net earnings
(loss) by the weighted average shares of common stock outstanding during the period. Diluted net earnings (loss) per share was determined assuming the options issued and outstanding were exercised as of the first day of the respective period. Outstanding options to purchase shares were not included in the computation of diluted earnings per share if the exercise price was greater than the average market price of the common stock.

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

     The Company's senior subordinated notes are fully and unconditionally guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon de Juarez, S.A. de C.V., and Industrial Mueblera Shelby Williams, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly-owned by the Company, except for Falcon Mimon, a.s., which is 87.4% owned by the Company.

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

                                             Falcon Products, Inc.
                                      Consolidating Statement of Earnings
                                   For the Thirteen Weeks Ended July 29, 2000

                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations       Total
                                                       ------------------------------------------------------
Net sales                                               $75,481         $5,500        $(2,877)        $78,104
Cost of sales                                            54,948          4,683         (2,877)         56,754
Selling, general and administrative expenses             11,941            479              -          12,420
                                                        -----------------------------------------------------
      Operating profit                                    8,592            338              -           8,930
Interest expense and other                                4,237             51              -           4,288
                                                        -----------------------------------------------------
      Earnings before income taxes                        4,355            287              -           4,642
Income tax expense                                        1,899             56              -           1,955
                                                        -----------------------------------------------------
      Net earnings                                      $ 2,456         $  231        $     -         $ 2,687
                                                        =====================================================


                                             Falcon Products, Inc.
                                      Consolidating Statement of Earnings
                                   For the Thirteen Weeks Ended July 31, 1999

                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations       Total
                                                       ------------------------------------------------------
Net sales                                              $ 57,837         $4,318        $(2,271)        $59,884
Cost of sales, including nonrecurring items              45,155          3,682         (2,271)         46,566
Special and nonrecurring items                           10,500              -              -          10,500
Selling, general and administrative expenses             10,116            460              -          10,576
                                                       ------------------------------------------------------
      Operating profit (loss)                            (7,934)           176              -          (7,758)
Interest expense and other                                2,201             29              -           2,230
                                                       ------------------------------------------------------
      Earnings (loss) before income taxes               (10,135)           147              -          (9,988)
Income tax expense (benefit)                             (3,813)            54              -          (3,759)
                                                       ------------------------------------------------------
      Net earnings (loss)                              $ (6,322)        $   93        $     -         $(6,229)
                                                       ======================================================

                                              Falcon Products, Inc.
                                       Consolidating Statement of Earnings
                                  For the Thirty-Nine Weeks Ended July 29, 2000

                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations      Total
                                                       -----------------------------------------------------
Net sales                                              $224,929        $15,894        $(8,099)      $232,724
Cost of sales                                           163,126         13,737         (8,099)       168,764
Selling, general and administrative expenses             37,011          1,675              -         38,686
                                                       -----------------------------------------------------
      Operating profit                                   24,792            482              -         25,274
Interest expense and other                               12,709            129              -         12,838
                                                       -----------------------------------------------------
      Earnings before income taxes                       12,083            353              -         12,436
Income tax expense                                        5,137            200              -          5,337
                                                       -----------------------------------------------------
      Net earnings                                       $6,946         $  153        $     -       $  7,099
                                                       =====================================================


                                              Falcon Products, Inc.
                                       Consolidating Statement of Earnings
                                  For the Thirty-Nine Weeks Ended July 31, 1999

                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations      Total
                                                       -----------------------------------------------------
Net sales                                              $123,900        $13,924        $(6,876)      $130,948
Cost of sales, including nonrecurring items              91,868         12,060         (6,876)        97,052
Special and nonrecurring items                           10,500              -              -         10,500
Selling, general and administrative expenses             23,426            987              -         24,413
                                                       -----------------------------------------------------
      Operating profit (loss)                            (1,894)           877              -         (1,017)
Interest expense and other                                2,753             59              -          2,812
                                                       -----------------------------------------------------
      Earnings (loss) before income taxes                (4,647)           818              -         (3,829)
Income tax expense (benefit)                             (1,646)           211              -         (1,435)
                                                       -----------------------------------------------------
      Net earnings (loss)                              $ (3,001)       $   607        $     -       $ (2,394)
                                                       =====================================================

                                               Falcon Products, Inc.
                                           Consolidating Balance Sheet
                                               As of July 29, 2000

                                                         Total          Total
                                                       Guarantor    Non-Guarantor   Eliminations      Total
                                                       ------------------------------------------------------
Assets
      Cash and cash equivalents                        $    711        $ 1,448        $      -       $  2,159
      Accounts receivable                                36,158          1,933               -         38,091
      Inventories                                        48,757          5,375               -         54,132
      Other current assets                                5,071          1,112               -          6,183
                                                       ------------------------------------------------------
            Total current assets                         90,697          9,868               -        100,565
      Property, plant and equipment, net                 36,898         13,804               -         50,702
      Investment in subsidiaries                         10,758              -         (10,758)             -
      Intangibles and other assets                      135,226              -               -        135,226
                                                       ------------------------------------------------------
Total assets                                           $273,579        $23,672        $(10,758)      $286,493
                                                       ======================================================

Liabilities and stockholders' equity
      Current liabilities                              $ 50,090        $ 4,470        $      -       $ 54,560
      Long-term debt                                    151,370          1,598               -        152,968
      Other long-term liabilities                         3,312              -               -          3,312
      Inter-company payable (receivable)                 (6,846)         6,846               -              -
                                                       ------------------------------------------------------
Total liabilities                                       197,926         12,914               -        210,840
Stockholders' equity
      Common stock                                          198          9,144          (9,144)           198
      Additional paid-in capital                         47,376          1,015          (1,015)        47,376
      Treasury stock                                    (14,481)             -               -        (14,481)
      Cumulative translation adjustments                   (455)             -               -           (455)
      Retained earnings                                  43,015            599            (599)        43,015
                                                       ------------------------------------------------------
            Total stockholders' equity                   75,653         10,758         (10,758)        75,653
                                                       ------------------------------------------------------
Total liabilities and stockholders' equity             $273,579        $23,672        $(10,758)      $286,493
                                                       ======================================================

                                  11


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
                                                       =====================================================

                                  12

                                              Falcon Products, Inc.
                                      Consolidating Statement of Cash Flows
                                  For the Thirty-Nine Weeks Ended July 29, 2000

                                                         Total            Total
                                                       Guarantor      Non-Guarantor    Eliminations    Total
                                                       ------------------------------------------------------
Cash provided by (used in) operating activities         $ 8,206          $ (80)             $-        $ 8,126
                                                        -----------------------------------------------------

Cash flows used in investing activities
      Additions to property, plant and equipment, net    (4,786)          (208)              -         (4,994)
                                                        -----------------------------------------------------
Cash used in investing activities                        (4,786)          (208)              -         (4,994)
                                                        -----------------------------------------------------

Cash flows used in financing activities
      Common stock issuances                                532              -               -            532
      Cash dividends                                     (1,045)             -               -         (1,045)
      Repayment of long-term debt, net                   (3,216)          (122)              -         (3,338)
                                                        -----------------------------------------------------
Cash used in financing activities                        (3,729)          (122)              -         (3,851)
                                                        -----------------------------------------------------
Net change in cash and cash equivalents                 $  (309)         $(410)             $-        $  (719)
                                                        =====================================================


                                             Falcon Products, Inc.
                                     Consolidating Statement of Cash Flows
                                 For the Thirty-Nine Weeks Ended July 31, 1999

                                                          Total            Total
                                                        Guarantor      Non-Guarantor   Eliminations    Total
                                                        ------------------------------------------------------
Cash used in operating activities                       $    (966)         $ (92)           $-       $  (1,058)
                                                        ------------------------------------------------------

Cash flows used in investing activities
      Acquisitions, net of cash                          (136,870)          (231)            -        (137,101)
      Additions to property, plant and equipment, net      (4,358)           169             -          (4,189)
                                                        ------------------------------------------------------
Cash used in investing activities                        (141,228)           (62)            -        (141,290)
                                                        ------------------------------------------------------

Cash flows provided by (used in) financing activities
      Common stock issuances                                  585              -             -             585
      Treasury stock purchases                             (3,025)             -             -          (3,025)
      Cash dividends                                         (710)             -             -            (710)
      Additions to long-term debt, net                    154,218              -             -         154,218
      Debt issuance cost                                   (6,582)             -             -          (6,582)
                                                        ------------------------------------------------------
Cash provided by financing activities                     144,486              -             -         144,486
                                                        ------------------------------------------------------
Net change in cash and cash equivalents                 $   2,292          $(154)           $-       $   2,138
                                                        ======================================================

                                  13

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

     The Company's results for the third quarter and thirty-nine weeks ending July 29, 2000 include Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams"). Shelby Williams was acquired during June 1999 and was accounted for under the purchase method. Accordingly, results of operations of Shelby Williams are included in the financial statements from the date of acquisition.

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                              Thirteen Weeks              Thirty-Nine Weeks
                                                                  Ended                         Ended
                                                         -----------------------       -----------------------
                                                         July 29,       July 31,       July 29,       July 31,
                                                           2000           1999           2000           1999
                                                         --------       --------       --------       --------

Net sales                                                 100.0%         100.0%         100.0%         100.0%
Cost of sales, including nonrecurring items                72.7           77.8           72.5           74.1
Nonrecurring items                                            -           17.5              -            8.0
                                                          -----          -----          -----          -----
  Gross margin                                             27.3            4.7           27.5           17.9
Selling, general and administrative expenses               15.9           17.7           16.6           18.6
                                                          -----          -----          -----          -----
  Operating profit (loss)                                  11.4          (13.0)          10.9            (.7)
Interest expense and other                                  5.5            3.7            5.5            2.2
                                                          -----          -----          -----          -----
  Earnings (loss) before income  taxes                      5.9          (16.7)           5.4           (2.9)
Income tax expense (benefit)                                2.5           (6.3)           2.3           (1.1)
                                                          -----          -----          -----          -----
  Net earnings (loss)                                       3.4%         (10.4)%          3.1%          (1.8)%
                                                          =====          =====          =====          =====

Thirteen weeks ended July 29, 2000, compared to the thirteen weeks ended July 31, 1999

     Net earnings were $2.7 million in the third quarter of fiscal
2000, compared to a net loss of $6.2 million in the same period of fiscal 1999. The 1999 loss included an $8.7 million after-tax nonrecurring charge discussed below. Excluding the nonrecurring charge, net earnings increased $.2 million in the current year's third quarter. Diluted net earnings per share were $.31 in 2000, compared to a $.72 diluted loss per share in 1999. Weighted average diluted shares outstanding were 8.8 million shares in the third quarter of 2000 and 1999.

     Reported third quarter 1999 results included a nonrecurring charge of $14.0 million pre-tax ($8.7 million, or $.99 per share, after-tax). This charge related to costs associated with certain strategic initiatives in connection with the acquisition of Shelby Williams and included a $3.5 million charge to writedown the carrying value of inventory, which is included in cost of sales.

     Net sales for the third quarter of 2000 were $78.1 million, an increase of 30.4% over the 1999 third quarter net sales of $59.9 million. This increase in large part reflected the acquisition of Shelby Williams in June 1999.

     Cost of sales was $56.8 million for the 2000 third quarter, an increase of 21.9% from $46.6 million in the third quarter of 1999. The increase was primarily the result of increased sales volume generated by Shelby Williams. Cost of sales in 1999 included the nonrecurring charge discussed above of $3.5 million to writedown the carrying value of inventory in connection with the acquisition of Shelby Williams.

     Excluding the nonrecurring items in 1999, gross margin increased to $21.4 million for the third quarter of 2000, from $16.8 million in the same quarter of 1999 and gross margin as a percentage of net sales was 27.3% in 2000, compared to 28.1% in 1999. The increase in gross margin dollars relates to the increased sales volume. The decrease in the gross margin percentage is related to Shelby Williams, which has historically operated at a lower gross margin percentage than Falcon.

     Selling, general and administrative expenses were $12.4 million in the third quarter of 2000, compared to $10.6 million in the third quarter of 1999. The increase was primarily attributable to the increased sales volume. Selling, general and administrative expenses as a percentage of net sales were 15.9% for the third quarter of 2000, compared to 17.7% for the third quarter of 1999. The decrease in the expense rate was primarily due to the acquisition of Shelby Williams, which historically operated with a lower selling, general and administrative expense structure than that of the Company's. The decline also reflected cost savings gained through the integration of Falcon and Shelby Williams.

     Interest expense and other for the third quarter of 2000 was $4.3 million, compared to $2.2 million in the third quarter of 1999. The increase was associated with financing costs related to the Shelby Williams acquisition, reflecting only two months of these costs in the third quarter of 1999 as compared with a full quarter in the same 2000 period.

     The effective income tax rate for the third quarter of 2000 was 42.1% compared to 37.6% for the third quarter of 1999. The higher rate included goodwill amortization associated with the acquisition of Shelby Williams.

Thirty-nine weeks ended July 29, 2000, compared to the thirty-nine weeks ended July 31, 1999

     Net earnings were $7.1 million in the first nine months of 2000, compared to a net loss of $2.4 million in the same period of 1999. The 1999 loss included the $8.7 million after-tax nonrecurring charge previously discussed. Excluding the nonrecurring charge, net earnings increased $.8 million in the current year's nine months. Diluted net earnings per share were $.81 for the thirty-nine week period ending July 29, 2000, compared to a $.27 diluted loss per share for the same period ending July 31, 1999. Weighted average shares outstanding were 8.8 million shares in 2000 and 8.9 million shares in 1999.

     Net sales for the thirty-nine weeks ending July 29, 2000 increased 77.7% to $232.7 million, over the 1999 same-period net sales of $130.9 million. This increase was primarily due to additional sales related to the acquisition of Shelby Williams.

     Cost of sales was $168.8 million for the first nine months of 2000, an increase of 73.8% from $97.1 million in the first nine months of 1999. The increase was primarily the result of increased sales volume generated by Shelby Williams. Cost of sales in 1999 included the nonrecurring charge discussed above of $3.5 million to writedown the carrying value of inventory in connection with the acquisition of Shelby Williams.

     Excluding the nonrecurring charge in 1999, gross margin increased to $64.0 million for the first nine months of 2000, from $37.4 million in the same period of 1999 and gross margin as a percentage of net sales was 27.5% in 2000, compared to 28.6% in 1999. The increase in gross margin dollars relates to the increased sales volume. The decrease in the gross margin percentage is related to Shelby Williams, which has historically operated at a lower gross margin percentage than Falcon.

     Selling, general and administrative expenses were $38.7 million in the first nine months of 2000, compared to $24.4 million in the same period of 1999. The increase was primarily attributable to volume associated with Shelby Williams. Selling, general and administrative expenses as a percentage of net sales were 16.6% for the thirty-nine weeks ended July 29, 2000, compared to 18.6% for the same period of 1999. The decrease in the expense rate was primarily due to the acquisition of Shelby Williams, which historically operated with a lower selling, general and administrative expense structure than that of the Company's. The decline also reflected cost savings gained through the integration of Falcon and Shelby Williams.

     Interest expense and other for the first nine months of 2000 was $12.8 million, compared to $2.8 million in the first nine months of 1999. The increase was associated with financing costs related to the Shelby Williams acquisition.

     The effective income tax rate for the first nine months of 2000 was 42.9% compared to 37.5% for the first nine months of 1999. The higher rate included goodwill amortization associated with the acquisition of Shelby Williams.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at July 29, 2000, was $46.0 million and its ratio of current assets to current liabilities was 1.8 to 1.0, compared with $46.8 million and 1.8 to 1.0 at October 30, 1999.

     The Company has a $50.0 million unsecured revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears annual interest, at the Company's option, equal to the Prime Rate, Federal Funds Rate or LIBOR in each case adjusted for a spread based on the Company's leverage ratio. As of July 29, 2000, there was no outstanding balance under the revolving line of credit.

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

                                 FALCON PRODUCTS, INC.

Date:  September 11, 2000        /s/ Franklin A. Jacobs
                                 ----------------------
                                 Franklin A. Jacobs
                                 Chief Executive Officer
                                 and Chairman of the Board


Date:  September 11, 2000        /s/ Michael J. Dreller
                                 ----------------------
                                 Michael J. Dreller
                                 Vice President and
                                 Chief Financial Officer