Form 10-K405
period 2000-10-28
FALCON PRODUCTS INC /DE/
filed 2001-01-25
CIK 34339

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                  FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED OCTOBER 28, 2000

                                     OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO
                                               -----    -----
                       COMMISSION FILE NUMBER 1-11577

                          ------------------------

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

                       -------------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No | |.

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

    As of January 18, 2001, the Registrant had outstanding 8,785,036 shares of Common Stock. The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 18, 2001, was $48.4 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

                     DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended October 28, 2000, are incorporated herein by reference into Parts II and IV of this Report.

    Portions of the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held March 15, 2001, are incorporated herein by reference into Part III of this Report.

                              TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I
------


                     ITEM 1.   Business....................................   3
                     ITEM 2.   Properties..................................   8
                     ITEM 3.   Legal Proceedings...........................   9
                     ITEM 4.   Submission of Matters to a Vote of Security
                               Holders.....................................   9
                     ITEM 4A.  Executive Officers of the Registrant........   9

PART II
-------

                     ITEM 5.   Market for the Registrant's Common Equity
                               and Related Stockholder Matters.............  10
                     ITEM 6.   Selected Financial Data.....................  10
                     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of
                               Operations..................................  11
                     ITEM 7A.  Quantitative and Qualitative Disclosures
                               About Market Risk ..........................  11
                     ITEM 8.   Financial Statements and Supplementary Data.  11
                     ITEM 9.   Changes in and Disagreements with
                               Accountants on Accounting and Financial
                               Disclosure..................................  11

PART III
--------

                     ITEM 10.  Directors and Executive Officers of the
                               Registrant..................................  11
                     ITEM 11.  Executive and Director Compensation.........  11
                     ITEM 12.  Security Ownership of Certain Beneficial
                               Owners and Management.......................  11
                     ITEM 13.  Certain Relationships and Related
                               Transactions................................  11

PART IV
-------

                     ITEM 14.  Exhibits, Financial Statement Schedules and
                               Reports on Form 8-K.........................  12

SIGNATURES                     ............................................  18
----------

EXHIBIT INDEX                  ............................................  19
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

                                   PART I

ITEM 1.  BUSINESS.

GENERAL

    The Company designs, manufactures and markets an extensive line of furniture and related products for the food service, contract office, hospitality, healthcare, education and retail markets, including table bases, table tops, metal and wood chairs, booths, casegoods and interior decor systems. The Company manufactures most of its products to customer order from basic raw materials. The Company markets its products to a wide variety of customers, including wholesale distributors, buying groups, architecture and design firms, office furniture dealers and end-users, through a combination of its own direct factory sales force and independent manufacturer's representatives.

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

         Wood and Rattan. Wood chairs are manufactured in hardwoods, such as maple, oak and beech, and are available in a wide variety of finishes, upholstered fabric and vinyl coverings. Products are made of solid wood or a combination of woods, and many are constructed with bentwood components, which provide extended durability. Wood chair products are finished on conveyorized lines which incorporate forced drying cycles. Wood chairs are finished with one of our standard colors or the customer may specify or supply its choice of finish material. Sealer coats and final conversion varnish coats are applied to our wood chairs by means of electrostatic finishing systems which insure uniform application, resulting in a durable chip-resistant finish. To fully complement our seating line, the Company markets a wide collection of wicker and rattan seating products.

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

    Distribution of the Company's products in Asia and the Pacific Rim is achieved through distribution arrangements in Japan, Hong Kong, and South Korea. The Company's Falcon Products (Shenzhen) Limited, subsidiary located in Shenzhen, The Peoples Republic of China ("Falcon China") markets table tops and millwork to support customers throughout the Asia Pacific region. The Company's international sales efforts are supported by dedicated customer service personnel. During 2000, 1999, and 1998, foreign operations and export sales were $25.0, $18.6, and $14.0 million, respectively. Of these amounts, $9.7 million, $9.0 million and $9.0 million of sales in 2000, 1999, and 1998, respectively, were made directly from the Company's Falcon Mimon, Howe Europe, and Falcon China locations.

    National Accounts. The Company's National Accounts program targets the major restaurant chains. The Company maintains a separate National Accounts sales force consisting of both employee sales representatives and independent sales representatives that are directed by the Company's Vice President-National Accounts and regional sales managers. The Company believes that its vertically integrated manufacturing capabilities allow it to better serve these customers than most of its competitors and that its design, installation and service capabilities are particularly suited for many of these customers. The National Accounts sales force develops original design concepts, including seating layouts and product specifications for each customer based on the customer's requirements. The Company's National Accounts sales force is supported by its own customer service team, quotation and design staff and product engineers.

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

MANUFACTURING

     Company's manufacturing operations primarily consist of wood bending, wood working, assembly, metal forming, bending and fabrication, electrostatic wood and metal finishing, robotic welding and upholstering, in addition to printing and laminating vinyl wall coverings. For certain chair styles, the Company purchases components manufactured by other companies. These components, which are manufactured to the Company's specification, are assembled, finished and upholstered by the Company. For all other products, the Company is a vertically integrated manufacturer, which allows it to control all aspects of its production processes. The Company has a fully operational information system at all of its manufacturing facilities. These systems perform detailed and timely cost analysis of production by product and facility, which assists in controlling its manufacturing processes and in better serving its customers.

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

    The Company's manufacturing facilities are strategically located throughout the United States and internationally to meet the requirements of its customers and its distribution network. The Company's products are manufactured at its facilities in the United States in Newport and Morristown, Tennessee, Belmont and Canton, Mississippi, Statesville North Carolina, and Englewood and Carlstadt, New Jersey, and internationally in Mimon, Czech Republic, Juarez and Zacatecas, Mexico, Shenzhen, The People's Republic of China and Middlefart, Denmark.

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

    Certain products sold by the Company, including unfinished wood chair frames and frame components and tubular steel stacking chair components, are purchased by the Company from other sources. The Company has not experienced difficulty in obtaining sources to manufacture these products and believes that alternative arrangements could be made to obtain these products at commercially reasonable terms should the need arise. A fire destroyed a manufacturing facility operated by a supplier of stamped metal and welded component parts for table bases used in some product lines of the Company's Howe Furniture Corporation and Johnson Table divisions. The fire caused a supply disruption that negatively impacted the Company's ability to ship the affected product lines for the last month of fiscal 2000 through February 2001. The Company was able to manufacture some of the component parts at its manufacturing facilities and found other suppliers to produce the remaining component parts.

BACKLOG

    As of October 28, 2000, the Company's backlog of orders for its products believed to be firm was approximately $52.7 million, as compared to $59.8 million at October 30, 1999. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

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

EMPLOYEES

    As of October 28, 2000, the Company employed approximately 2,816 persons in its seven domestic manufacturing facilities and support locations, 497 in its manufacturing facilities in Mexico, 11 in China, 38 in Denmark, and 368 in its manufacturing facility in Mimon, Czech Republic. Approximately 240 persons were employed in sales, 290 persons in administration and 3,200 in manufacturing.

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

ACQUISITIONS

     In June 1999, the Company acquired all of the common stock of Shelby Williams Industries, Inc. and its subsidiaries ("Shelby Williams") for a cash price of $137.1 million. Shelby Williams is a leading manufacturer of contract seating for the commercial contract furniture market. The Company used the purchase method of accounting to record this acquisition. Accordingly, results of operations have been included in the financial statements from the date of acquisition. The purchase price was allocated to the assets and liabilities based on estimated fair values at the date of acquisition. This resulted in an excess of purchase price over assets acquired of $99.2 million, which is being amortized on a straight line basis over 40 years.

    In March 1998, the Company acquired the stock of Howe Furniture Corporation and its subsidiaries ("Howe") for $16.6 million in cash and assumed $2.2 million in outstanding long-term obligations. Howe specializes in the design, engineering and marketing of tables for the contract office and hospitality markets. The Company used the purchase method of accounting to record this acquisition. Accordingly, results of operations have been included in the financial statements from the date of acquisition. This resulted in an excess of purchase price over assets acquired of $13.9 million, which is being amortized on a straight line basis over 40 years.

ITEM 2.  PROPERTIES.

    The following table provides information with respect to each of the Company's manufacturing facilities:

                                        BUILDING AREA
                LOCATION                (SQUARE FEET)              PRODUCTS                LEASE/OWNERSHIP TERMS
     ------------------------------     -------------    --------------------------   -------------------------------
     Domestic
     St. Louis, Missouri                   60,000        Principal executive offices  Leased, expiring in July 2015.


     Morristown, Tennessee                744,000        Wood and metal chairs and    Owned.
                                                         rattan/wicker products

     Canton, Mississippi                  406,000        Wood chairs                  Approximately 238,100 square
                                                                                      feet owned and 167,900 square
                                                                                      feet leased under certain
                                                                                      leases expiring from January
                                                                                      2009 through May 2010.

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

     Statesville, North Carolina          327,000        Wood and metal chairs,       Owned.
                                                         banquet tables and dance
                                                         floors

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

     Carlstadt, New Jersey                 35,000        Wall coverings               Leased, expiring April 2004.

     Azusa, California                     34,000        Fiberglass booths            Leased, expiring in November 2002.

     Foreign
     Mimon, Czech Republic                700,000        Wood chairs                  Owned.

     Zacatecas, Mexico                     90,000        Wood chairs                  Owned.

     Juarez, Mexico                        51,000        Iron castings for table      Owned.
                                                         bases

     Shenzhen, The People's                15,000        Table tops and millwork      Leased, month-to-month.
     Republic of China

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

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount which it believes to be adequate. With the exception of the litigation described in Item 1, Business - Governmental Regulations and Environmental Matters, located on page 7 of this report, there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended October 28, 2000.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT*.

    As of January 18, 2001, the Executive Officers of the Company are:

                            NAME                                     POSITION                              AGE
                     -------------------  --------------------------------------------------------------   ---
                     Franklin A. Jacobs   Chairman of the Board since 1971; President from 1957 to May      68
                                          1981 and again from January 1984 to December 1995.

                     David L. Morley      President and Chief Operating Officer since December 2000;        44
                                          prior to joining The Company, Senior Vice President of
                                          Monsanto Company from 1998 to 2000; President - Nutrition and
                                          Consumer Products Company of Monsanto Company from 1997 to
                                          1998; Vice President - Americas Ag Sector of Monsanto Company
                                          from 1995 to 1997.

                     Stephen E. Cohen     Vice President - Sales and Marketing since August 1998;           32
                                          Vice President - Sales from November 1996 to August 1998;
                                          Vice President - Sales Western Region from October 1995 to
                                          November 1996; Vice President - Sales Midwestern Region from
                                          March 1995 to October 1995.

                     Michael J. Dreller   Vice President - Finance and Chief Financial Officer, Secretary   38
                                          and Treasurer since January 1996; Corporate Controller from
                                          1993 to September 1995; prior to rejoining the Company, Vice
                                          President and Chief Financial Officer of JDI Group, Inc., a
                                          distributor of residential furniture, from September 1995 to
                                          December 1995.

                     Richard Hnatek       Senior Vice President - Quality since September 1999;             56
                                          Senior Vice President - International Sales/New Chain
                                          Development from August 1998 to September 1999; Senior
                                          Vice President - Sales from December 1993 to August 1998.

                     Michael J. Kula      Vice President - Corporate Technology & Development since         51
                                          November 1998; Vice President - Operations from July 1996
                                          to November 1998; prior to joining the Company, Senior Vice
                                          President - Operations of the Gunlocke Company, a subsidiary of HON Industries, Inc. a manufacturer of office furniture, from January 1994 to July 1996.

                     Jackson H. Spidell   Vice President - Operations since November 1998; prior to         45
                                          joining the Company, Director of West Michigan Manufacturing
                                          Operations - Herman Miller, Inc., a manufacturer of office furniture, for more than the last five years.

Each officer is elected annually by the Board of Directors.

---------
* This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of 1934.

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

                                                                    MARKET PRICE
                                                            ----------------------------    DIVIDENDS
                                                                 HIGH            LOW        PER SHARE
                                                            --------------  ------------   -----------
                            Year ended October 28, 2000:
                                      First Quarter            $  9.31        $  8.63         $ .04
                                      Second Quarter             13.44           9.13           .04
                                      Third Quarter              11.81           9.44           .04
                                      Fourth Quarter             10.13           7.88           .04

                            Year ended October 30, 1999:
                                      First Quarter            $ 12.75        $ 10.13         $ .04
                                      Second Quarter             11.25           7.13           .04
                                      Third Quarter              11.56           8.00            -
                                      Fourth Quarter             10.50           8.00            -

    The Company's Common Stock closing sales price on January 18, 2001 was $8.0625.

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

    (c) Approximate Number of Holders of Common Stock

    The approximate number of holders of record of the Company's Common Stock as of January 18, 2001, was 739.

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

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data contained in the Registrant's Annual Report for the fiscal year ended on October 28, 2000 (the "2000 Annual Report") is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2000 Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements together with the notes thereto and the report of independent public accountants (as set forth in Part IV, Item 14 (a) (1)) in the 2000 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 2000 Annual Report is also incorporated herein by reference and contained herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.
                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 2001 Annual Meeting of Stockholders to be held March 15, 2001 (the "Proxy Statement"), is incorporated herein by reference.

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

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1.  Financial Statements

    The following Consolidated Financial Statements of the Company included in the 2000 Annual Report are incorporated by reference in Part II, Item 8:

                                                                                      ANNUAL REPORT
                                                                                      PAGE REFERENCE
                                                                                      --------------
          Consolidated Statements of Earnings for the years ended October 28, 2000,
             October 30, 1999, and October 31, 1998.                                        19

          Consolidated Balance Sheets as of October 28, 2000 and October 30, 1999.          20

          Consolidated Statements of Stockholders' Equity for the years ended
             October 28, 2000, October 30, 1999, and October 31, 1998.                      21

          Consolidated Statements of Cash Flows for the years ended October 28, 2000,
             October 30, 1999, and October 31, 1998.                                        22

          Notes to Consolidated Financial Statements                                        23

          Report of Independent Public Accountants                                          31

    (a) 2.  Financial Statement Schedules

        Report of Independent Public Accountants

        The following financial statement schedules are included in Item 14 on pages 14-17 of this Report:

        Schedule I-Guarantor and Non-guarantor financial statements for the years ended October 28, 2000, October 30, 1999, and October 31, 1998.

        Schedule II-Valuation and Qualifying Accounts for the years ended October 28, 2000, October 30, 1999, and October 31, 1998.

    (a) 3.  Exhibits:

        See Exhibit Index on pages 19 through 20 of this Report.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended October 28, 2000.

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                  ----------------------------------------

TO FALCON PRODUCTS, INC.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Falcon Products, Inc. 2000 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 13, 2000. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule I and Schedule II included in this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                       /s/ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 13, 2000

                                      FALCON PRODUCTS, INC. AND SUBSIDIARIES
                           SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS



                                              FALCON PRODUCTS, INC.
                                  CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                       FOR THE YEAR ENDED OCTOBER 28, 2000

                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Net sales                                               $ 306,000       $  20,401      $ (10,669)      $ 315,732
Cost of sales                                             221,863          17,360        (10,669)        228,554
Selling, general and administrative                        51,360           2,427              -          53,787
                                                        ---------       ---------      ---------       ---------
     Operating profit                                      32,777             614              -          33,391
Minority interest in consolidated subsidiary                   (2)              -              -              (2)
Interest expense                                           16,971             178              -          17,149
                                                        ---------       ---------      ---------       ---------
     Net earnings before income taxes                      15,808             436              -          16,244
Income tax expense                                          6,768             280              -           7,048
                                                        ---------       ---------      ---------       ---------
     Net earnings                                       $   9,040       $     156      $       -       $   9,196
                                                        =========       =========      =========       =========

                                              FALCON PRODUCTS, INC.
                                  CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                       FOR THE YEAR ENDED OCTOBER 30, 1999

                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Net sales                                               $ 212,668       $  22,008      $ (12,181)      $ 222,495
Cost of sales, including nonrecurring items               156,832          19,341        (12,181)        163,992
Special and nonrecurring items                             10,500               -              -          10,500
Selling, general and administrative                        37,684           1,605              -          39,289
                                                        ---------       ---------      ---------       ---------
     Operating profit                                       7,652           1,062              -           8,714
Minority interest in consolidated subsidiary                  (24)              -              -             (24)
Interest expense                                            7,189              92              -           7,281
                                                        ---------       ---------      ---------       ---------
     Net earnings before income taxes                         487             970              -           1,457
Income tax expense                                            569             304              -             873
                                                        ---------       ---------      ---------       ---------
     Net earnings                                       $     (82)      $     666      $       -       $     584
                                                        =========       =========      =========       =========

                                              FALCON PRODUCTS, INC.
                                  CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                       FOR THE YEAR ENDED OCTOBER 31, 1998

                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Net sales                                               $ 135,742       $  20,665      $ (12,981)      $ 143,426
Cost of sales, including nonrecurring items                97,801          18,247        (12,981)        103,067
Special and nonrecurring items                                271               -              -             271
Selling, general and administrative                        27,225           2,257              -          29,482
                                                        ---------       ---------      ---------       ---------
     Operating profit                                      10,445               -              -          10,606
Minority interest in consolidated subsidiary                  (64)              -              -             (64)
Interest expense                                              546              73              -             619
                                                        ---------       ---------      ---------       ---------
     Net earnings before income taxes                       9,963              88              -          10,051
Income tax expense                                          3,668              33              -           3,701
                                                        ---------       ---------      ---------       ---------
     Net earnings                                       $   6,295       $      55      $       -       $   6,350
                                                        =========       =========      =========      =========

                                      FALCON PRODUCTS, INC. AND SUBSIDIARIES
                           SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS


                                              FALCON PRODUCTS, INC.
                                      CONSOLIDATING CONDENSED BALANCE SHEET
                                                 OCTOBER 28, 2000
                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Assets
     Cash and cash equivalents                          $   2,923       $   1,006      $       -       $   3,929
     Accounts receivable                                   38,145           1,968              -          40,113
     Inventories                                           45,910           3,957              -          49,867
     Other assets                                           2,563             415              -           2,978
                                                        ---------       ---------      ---------       ---------
         Total current assets                              89,541           7,346              -          96,887
     Property plant and equipment, net                     38,273          11,624              -          49,897
     Investment in subsidiaries                            10,760               -        (10,760)              -
     Intangibles and other assets                         132,241               -              -         132,241
                                                        ---------       ---------      ---------       ---------
Total assets                                            $ 270,815       $  18,970      $ (10,760)      $ 279,025
                                                        =========       =========      =========       =========

Liabilities and Stockholders' Equity
     Current liabilities                                $  50,273       $   3,293      $       -       $  53,566
     Long-term debt                                       144,587           1,353              -         145,940
     Other long-term liabilities                            4,842               -              -           4,842
     Intercompany payable (receivable)                     (3,564)          3,564              -               -
                                                        ---------       ---------      ---------       ---------
Total liabilities                                         196,138           8,210              -         204,348
                                                        ---------       ---------      ---------       ---------
Stockholders' equity
     Common stock                                             198           9,144         (9,144)            198
     Additional paid-in capital                            47,376           1,015         (1,015)         47,376
     Treasury stock                                       (14,481)              -              -         (14,481)
     Cumulative translation adjustment                     (3,175)              -              -          (3,175)
     Retained earnings                                     44,759             601           (601)         44,759
                                                        ---------       ---------      ---------       ---------
         Total stockholders' equity                        74,677          10,760        (10,760)         74,677
                                                        ---------       ---------      ---------       ---------
Total liabilities and stockholders' equity              $ 270,815       $  18,970      $ (10,760)      $ 279,025
                                                        =========       =========      =========       =========

                                              FALCON PRODUCTS, INC.
                                      CONSOLIDATING CONDENSED BALANCE SHEET
                                                 OCTOBER 30, 1999
                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Assets
     Cash and cash equivalents                          $     899       $   1,979      $       -       $   2,878
     Accounts receivable                                   45,507           2,226              -          47,733
     Inventories                                           44,436           4,642              -          49,078
     Other assets                                           4,200             880              -           5,080
                                                        ---------       ---------      ---------       ---------
         Total current assets                              95,042           9,727              -         104,769
     Property plant and equipment, net                     35,089          13,752              -          48,841
     Investment in subsidiaries                            10,604               -        (10,604)              -
     Intangibles and other assets                         138,596               -              -         138,596
                                                        ---------       ---------      ---------       ---------
Total assets                                            $ 279,331       $  23,479      $ (10,604)      $ 292,206
                                                        =========       =========      =========       =========

Liabilities and Stockholders' Equity
     Current liabilities                                $  53,355       $   4,615      $       -       $  57,970
     Long-term debt                                       160,222           1,841              -         162,063
     Other long-term liabilities                            2,872               -              -           2,872
     Intercompany payable (receivable)                     (6,419)          6,419              -               -
                                                        ---------       ---------      ---------       ---------
Total liabilities                                         210,030          12,875              -         222,905
                                                        ---------       ---------      ---------       ---------
Stockholders' equity
     Common stock                                             198           9,144         (9,144)            198
     Additional paid-in capital                            47,376           1,015         (1,015)         47,376
     Treasury stock                                       (15,455)              -              -         (15,455)
     Cumulative translation adjustment                       (221)              -              -            (221)
     Retained earnings                                     37,403             445           (445)         37,403
                                                        ---------       ---------      ---------       ---------
         Total stockholders' equity                        69,301          10,604        (10,604)         69,301
                                                        ---------       ---------      ---------       ---------
Total liabilities and stockholders' equity              $ 279,331       $  23,479      $ (10,604)      $ 292,206
                                                        =========       =========      =========       =========

                                      FALCON PRODUCTS, INC. AND SUBSIDIARIES
                           SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS


                                              FALCON PRODUCTS, INC.
                                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED OCTOBER 28, 2000

                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Net cash provided by (used in) operating activities     $  19,832       $  (2,490)     $       -       $  17,342

Net cash provided by (used in) investing activities        (7,332)          2,005              -          (5,327)

Cash flows used in financing activities
     Common stock issuance                                    528               -              -             528
     Cash dividends                                        (1,394)              -              -          (1,394)
     Repayment of long-term debt, net                      (9,610)           (488)             -         (10,098)
                                                        ---------       ---------      ---------       ---------
Net cash used in financing activities                     (10,476)           (488)             -         (10,964)
                                                        ---------       ---------      ---------       ---------
Net change in cash and cash equivalents                 $   2,024       $    (973)     $       -       $   1,051
                                                        =========       =========      =========       =========

                                              FALCON PRODUCTS, INC.
                                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED OCTOBER 30, 1999
                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Net cash provided by operating activities               $   4,230       $     726      $       -       $   4,956

Cash flows used in investing activities
     Acquisition, net of cash                            (136,870)           (231)             -        (137,101)
     Capital expenditures, net                             (4,368)         (1,877)             -          (6,245)
                                                        ---------       ---------      ---------       ---------
Net cash used in investing activities                    (141,238)         (2,108)             -        (143,346)

Cash flows used in financing activities
     Common stock issuance                                    700               -              -             700
     Treasury stock purchases                              (3,017)              -              -          (3,017)
     Cash dividends                                          (710)              -              -            (710)
     Additions to long-term debt, net                     143,850           1,841              -         145,691
     Debt issuance costs                                   (6,582)              -              -          (6,582)
                                                        ---------       ---------      ---------       ---------
Net cash provided by financing activities                 134,241           1,841              -         136,082
                                                        ---------       ---------      ---------       ---------
Net change in cash and cash equivalents                 $  (2,767)      $     459      $       -       $  (2,308)
                                                        =========       =========      =========       =========

                                              FALCON PRODUCTS, INC.
                                 CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                       FOR THE YEAR ENDED OCTOBER 31, 1998
                                                          Total           Total
                                                        Guarantor     Non-Guarantor   Eliminations       Total
                                                        ---------     -------------   ------------       -----
Net cash provided by (used in) operating activities     $    (785)      $   1,079      $       -       $     294

Cash flows used in investing activities
     Acquisition, net of cash                             (16,457)            495              -         (15,962)
     Capital expenditures, net                               (845)           (579)             -          (1,424)
                                                        ---------       ---------      ---------       ---------
Net cash used in investing activities                     (17,302)            (84)             -         (17,386)

Cash flows used in financing activities
     Common stock issuance                                    137               -              -             137
     Treasury stock purchases                              (7,473)              -              -          (7,473)
     Cash dividends                                        (1,457)              -              -          (1,457)
     Additions to long-term debt, net                      14,777               -              -          14,777
                                                        ---------       ---------      ---------       ---------

Net cash provided by financing activities                   5,984               -              -           5,984
                                                        ---------       ---------      ---------       ---------
Net change in cash and cash equivalents                 $ (12,103)      $     995      $       -       $ (11,108)
                                                        =========       =========      =========       =========

                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                      ADDITIONS
                                       BALANCE         CHARGED       ACQUISITIONS
                                         AT            TO COSTS          FROM         DEDUCTIONS       BALANCE
                                      BEGINNING          AND           ACQUIRED          FROM         AT END OF
(IN THOUSANDS)                        OF PERIOD        EXPENSES       COMPANIES        RESERVES         PERIOD
--------------                      -------------    ------------   -------------    ------------     ----------
Allowance for doubtful accounts
  and anticipated returns:

Year ended October 28, 2000            $ 1,352         $   485         $    --         $   581 (A)     $ 1,256
                                       =======         =======         =======         =======         =======

Year ended October 30, 1999            $   672         $   324         $   918         $   562 (A)     $ 1,352
                                       =======         =======         =======         =======         =======

Year ended October 31, 1998            $   337         $   824         $   317         $   806 (A)     $   672
                                       =======         =======         =======         =======         =======

------------
(A) Accounts charged off less recoveries and returns.

                                                      ADDITIONS
                                       BALANCE         CHARGED       ACQUISITIONS
                                         AT            TO COSTS          FROM         DEDUCTIONS       BALANCE
                                      BEGINNING          AND           ACQUIRED          FROM         AT END OF
(IN THOUSANDS)                        OF PERIOD        EXPENSES       COMPANIES        RESERVES         PERIOD
--------------                      -------------    ------------   -------------    ------------     ----------
1999 Special and Nonrecurring
  Item Reserve:

Year ended October 28, 2000            $ 1,566         $    --         $    --         $ 1,566         $    --
                                       =======         =======         =======         =======         =======

Year ended October 30, 1999            $    --         $14,000         $    --         $12,434         $ 1,566
                                       =======         =======         =======         =======         =======

Year ended October 31, 1998            $    --         $    --         $    --         $    --         $    --
                                       =======         =======         =======         =======         =======
                                                      ADDITIONS
                                       BALANCE         CHARGED       ACQUISITIONS
                                         AT            TO COSTS          FROM         DEDUCTIONS       BALANCE
                                      BEGINNING          AND           ACQUIRED          FROM         AT END OF
(IN THOUSANDS)                        OF PERIOD        EXPENSES       COMPANIES        RESERVES         PERIOD
--------------                      -------------    ------------   -------------    ------------     ----------
1998 Special and Nonrecurring
  Item Reserve:

Year ended October 28, 2000            $    --         $    --         $    --         $    --         $    --
                                       =======         =======         =======         =======         =======

Year ended October 30, 1999            $   410         $    --         $    --         $   410         $    --
                                       =======         =======         =======         =======         =======

Year ended October 31, 1998            $    --         $ 4,650         $    --         $ 4,240         $   410
                                       =======         =======         =======         =======         =======
                                                      ADDITIONS
                                       BALANCE         CHARGED       ACQUISITIONS
                                         AT            TO COSTS          FROM         DEDUCTIONS       BALANCE
                                      BEGINNING          AND           ACQUIRED          FROM         AT END OF
(IN THOUSANDS)                        OF PERIOD        EXPENSES       COMPANIES        RESERVES         PERIOD
--------------                      -------------    ------------   -------------    ------------     ----------
1997 Plant Consolidation
  Reserve:

Year ended October 28, 2000            $    --         $    --         $    --         $    --         $    --
                                       =======         =======         =======         =======         =======

Year ended October 30, 1999            $    --         $    --         $    --         $    --         $    --
                                       =======         =======         =======         =======         =======

Year ended October 31, 1998            $ 2,091         $  (440)(B)     $    --         $ 1,651         $    --
                                       =======         =======         =======         =======         =======

------------
(B) Adjustment of estimate

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          FALCON PRODUCTS, INC.

Date: January 18, 2001                    By /s/ Franklin A. Jacobs
                                             ----------------------------------
                                                 Franklin A. Jacobs,
                                                 Chairman of the Board
                                                 and Chief Executive Officer

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

Date: January 18, 2001                     /s/ Franklin A. Jacobs
                                           ------------------------------------
                                               Franklin A. Jacobs,
                                               Chairman of the Board,
                                               Chief Executive Officer
                                               And Director
                                               (Principal Executive Officer)

Date: January 18, 2001                     /s/ Michael J. Dreller
                                           ------------------------------------
                                               Michael J. Dreller,
                                               Vice President, Chief Financial
                                               Officer, Secretary and Treasurer
                                               (Principal Financial and
                                               Accounting Officer)

Date: January 18, 2001                     /s/ Raynor E. Baldwin
                                           ------------------------------------
                                               Raynor E. Baldwin, Director

Date: January 18, 2001                     /s/ Melvin F. Brown
                                           ------------------------------------
                                               Melvin F. Brown, Director

Date: January 18, 2001                     /s/ Donald P. Gallop
                                           ------------------------------------
                                               Donald P. Gallop, Director

Date: January 18, 2001                     /s/ James L. Hoagland
                                           ------------------------------------
                                               James L. Hoagland, Director

Date: January 18, 2001                     /s/ S. Lee Kling
                                           ------------------------------------
                                               S. Lee Kling, Director

Date: January 18, 2001                     /s/ Lee M. Liberman
                                           ------------------------------------
                                               Lee M. Liberman, Director

Date: January 18, 2001                     /s/ David L. Morley
                                           ------------------------------------
                                               David L. Morley, Director

Date: January 18, 2001                     /s/ James Schneider
                                           ------------------------------------
                                               James Schneider, Director

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                                   DESCRIPTION
------        -----------------------------------------------------------------
2.1           Agreement and Plan of Merger dated as of May 5, 1999 among the
              Registrant, SY Acquisition, Inc. ("Purchaser") and Shelby
              Williams Industries, Inc. (the "Merger Agreement") filed as
              Exhibit (c)(1) to the Schedule 14D-1/Schedule 13D filed May 12,
              1999, by Purchaser and Registrant (the "Schedule") and incorporated herein by this reference.

2.2 Supplement to the Merger Agreement dated May 5, 1999 filed as Exhibit (c)(2) of the Schedule, and incorporated herein by this reference.

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

10.2 Lease Agreement dated as of June 1, 1988, among Burley Builders, Inc. and Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to
              Exhibit 10(m) to the Company's Annual Report on Form 10-K for the year ended October 29, 1988.

10.3 First Amendment to Lease Agreement dated as of November 21, 1991, among Burley Builders, Inc. and Tennessee Tobacco Sales, Incorporated, as lessors, and the Company, as lessee, incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended November 2, 1991 (the "1991 10-K").

10.4(a) Form of Stock Option Agreement dated June 9, 1986, regarding options issued to Directors, incorporated herein by reference to
              Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended November 1, 1986 (the "1986 10-K").

10.5(a) Stock Option Agreement dated June 9, 1986, regarding options issued to Franklin A. Jacobs, incorporated herein by reference to
              Exhibit 10(i) to the 1986 10-K.

10.6(a) First Amendment to the ISOP, adopted June 16, 1987, incorporated herein by reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended October 31, 1987.

10.7(a) Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 33-46997.

10.8(a) Falcon Products, Inc. Amended and Restated Stock Purchase Plan, incorporated herein by reference to Exhibit 10.15 to 1991 10-K.

10.9(a) Minutes of Meeting of Board of Directors of the Company dated March 14, 1991 (the "Non-Employee Director Plan"), incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 33-46998.

10.10(a) Minutes of Meeting of Board of Directors of the Company dated September 15, 1992, amending the Non-Employee Director Plan, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended October 31, 1992.

10.11(a) Amendment to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan incorporated herein by reference to Exhibit
              10.18 to the Company's Annual Report on Form 10-K for the year ended October 30, 1993 (the "1993 10-K").

10.12(a) Amendment No. 2 to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to
              Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended October 29, 1994.

10.13(a) Amendment to the Non-Employee Director Stock Option Plan, incorporated herein by reference to Exhibit 10.26 to the April 27, 1996 10-Q.

10.14(a) Falcon Products, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended November 1, 1997 (the "1997 10-K").

10.15(a) Falcon Products, Inc. Non-Employee Directors' Deferred Compensation Plan, incorporated herein by reference to Exhibit
              10.28 to the 1997 10-K.

10.16 Amendment No. 3 to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, filed herewith.

10.17 Employment Agreement dated December 6, 2000, by and between Falcon Products, Inc. and David T. Morley, filed herewith.

13 Selected Portions of the Annual Report to Stockholders for the year ended October 28, 2000, filed herewith.

21            Subsidiaries of the Company, filed herewith.

23            Consent of Independent Public Accountants, filed herewith.

24            Power of Attorney (included on Signature Page hereto).

[FN]
------------

(a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.