Form 10-Q
period 2001-01-27
FALCON PRODUCTS INC /DE/
filed 2001-03-09
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q


                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 27, 2001

                                     OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from              to
                                        ------------    -----------

                       Commission File Number 1-11577

                            FALCON PRODUCTS, INC.
           (Exact name of registrant as specified in its charter)

                 DELAWARE                                    43-0730877
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   Identification Number)

      9387 DIELMAN INDUSTRIAL DRIVE                            63132
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

As of March 9, 2001, the registrant had 8,785,036 shares of common stock, $.02 par value, outstanding.

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


                                                               Thirteen Weeks Ended
                                                          ------------------------------
                                                            January 27,      January 29,
(In thousands, except per share data)                          2001             2000
                                                          --------------   -------------
Net sales                                                 $      72,388     $     75,073

Cost of sales                                                    52,388           53,762
                                                          -------------     ------------

     Gross margin                                                20,000           21,311

Selling, general and administrative expenses                     13,462           13,294
                                                          -------------     ------------

     Operating profit                                             6,538            8,017

Interest expense, net                                             4,290            4,300

Minority interest in consolidated subsidiary                        (49)              15
                                                          -------------     ------------

     Earnings before income taxes                                 2,297            3,702

Income tax expense                                                1,045            1,637
                                                          -------------     ------------

     Net earnings                                         $       1,252     $      2,065
                                                          =============     ============

Basic and diluted earnings per share                      $        0.14     $       0.24
                                                          =============     ============


See accompanying notes to consolidated financial statements.

                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                                        Consolidated Balance Sheets
                                        ---------------------------
                                                (Unaudited)


(In thousands, except share data)
                                                                              January 27,     October 28,
Assets                                                                            2001           2000
------                                                                        -----------     -----------
Current assets:
    Cash and cash equivalents                                                 $    1,299       $    3,929
    Accounts receivable, less allowances
        of $1,245 and $1,256, respectively                                        36,087           40,113
    Inventories                                                                   56,982           49,867
    Prepayments and other current assets                                           3,688            2,978
                                                                              ----------       ----------
           Total current assets                                                   98,056           96,887
                                                                              ----------       ----------
Property, plant and equipment:
    Land                                                                           3,391            3,332
    Buildings and improvements                                                    26,572           26,124
    Machinery and equipment                                                       42,886           40,715
                                                                              ----------       ----------
                                                                                  72,849           70,171
    Less accumulated depreciation                                                 21,857           20,274
                                                                              ----------       ----------
           Net property, plant and equipment                                      50,992           49,897
                                                                              ----------       ----------
Other assets, net of accumulated amortization:
    Goodwill                                                                     120,118          120,982
    Other                                                                         12,572           11,259
                                                                              ----------       ----------
           Total other assets                                                    132,690          132,241
                                                                              ----------       ----------

Total Assets                                                                  $  281,738       $  279,025
                                                                              ==========       ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                          $   19,103       $   15,730
    Customer deposits                                                             10,669           10,289
    Accrued liabilities                                                           13,198           19,079
    Current maturities of long-term debt                                           8,793            8,468
                                                                              ----------       ----------
           Total current liabilities                                              51,763           53,566
Long-term obligations:
    Long-term debt                                                               148,655          145,940
    Minority interest in consolidated subsidiary                                     761              810
    Other                                                                          3,913            4,032
                                                                              ----------       ----------
           Total liabilities                                                     205,092          204,348
                                                                              ----------       ----------
Stockholders' equity:
    Common stock, $.02 par value: authorized 20,000,000 shares;
        issued 9,915,117 shares                                                      198              198
    Additional paid-in capital                                                    47,376           47,376
    Treasury stock, at cost (1,130,081 and 1,193,343 shares, respectively)       (13,640)         (14,481)
    Accumulated other comprehensive loss                                          (2,510)          (3,175)
    Retained earnings                                                             45,222           44,759
                                                                              ----------       ----------
           Total stockholders' equity                                             76,646           74,677
                                                                              ----------       ----------

Total Liabilities and Stockholders' Equity                                    $  281,738       $  279,025
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


                                                                                  Thirteen Weeks Ended
                                                                                ------------------------
(In thousands)                                                                  January 27,  January 29,
                                                                                    2001        2000
                                                                                -----------  -----------
Cash flows from operating activities:
    Net earnings                                                                $   1,252    $    2,065
    Adjustments to reconcile net earnings to net cash used in
    operating activities:
       Depreciation and amortization                                                2,713         2,371
       Minority interest in consolidated subsidiary                                   (49)           15
       Change in assets and liabilities:
                       Accounts receivable                                          3,912         8,900
                       Inventories                                                 (5,988)       (2,056)
                       Prepayments and other current assets                           185           (99)
                       Other assets                                                (1,776)         (213)
                       Accounts payable and customer deposits                       3,657        (5,145)
                       Accrued liabilities                                         (7,302)       (6,490)
                       Other liabilities                                             (128)           59
                                                                                ---------    ----------
               Cash used in operating activities                                   (3,524)         (593)
                                                                                ---------    ----------
Cash flows from investing activities:
    Additions to property, plant and equipment                                     (1,861)         (998)
                                                                                ---------    ----------
               Cash used in investing activities                                   (1,861)         (998)
                                                                                ---------    ----------
Cash flows from financing activities:
    Common stock issuances                                                            403           451
    Cash dividends                                                                   (351)         (348)
    Repayment of long-term debt                                                       (13)         (453)
    Proceeds from long-term debt                                                    2,716           --
                                                                                ---------    ----------
               Cash provided by (used in) financing activities                      2,755          (350)
                                                                                ---------    ----------
Decrease in cash and cash equivalents                                              (2,630)       (1,941)
Cash and cash equivalents-beginning of period                                       3,929         2,878
                                                                                ---------   -----------
Cash and cash equivalents-end of period                                         $   1,299   $       937
                                                                                =========   ===========

Supplemental cash flow information:
    Cash paid for interest                                                      $   7,049   $     6,524
                                                                                =========   ===========
    Cash paid for taxes                                                         $     300   $       140
                                                                                =========   ===========



See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                For the Thirteen Weeks Ended January 27, 2001
                ---------------------------------------------

Note 1 -- Interim Results

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended October 28, 2000, filed with the Securities and Exchange Commission.

Note 2 -- Inventories

     Inventories at January 27, 2001, and October 28, 2000, consisted of the following:

                                           January 27,             October 28,
In thousands                                  2001                    2000
                                        ------------------     ------------------
Raw materials.......................        $ 37,222                $ 32,932
Work in process.....................           9,130                   9,094
Finished goods......................          10,630                   7,841
                                        ------------------     ------------------
                                            $ 56,982                $ 49,867
                                        ==================     ==================


Note 3 -- Earnings Per Share

     The following table reconciles net earnings and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share for the periods ended January 27, 2001, and January 29, 2000.

In thousands,                                                  January 27,         January 29,
except per-share data                                             2001                2000
                                                             ---------------     ---------------
Net earnings............................................          $1,252              $2,065

Weighted average shares outstanding.....................           8,775               8,704
Assumed exercise of options (treasury method)...........              83                  20
                                                             ---------------     ---------------
Weighted average diluted shares outstanding.............           8,858               8,724
                                                             ===============     ===============
Basic earnings per share................................           $0.14               $0.24
                                                             ===============     ===============
Diluted earnings per share..............................           $0.14               $0.24
                                                             ===============     ===============

     Basic earnings per share was computed by dividing net earnings by the weighted average shares of common stock outstanding during the period. Diluted earnings per share was determined assuming the options issued and outstanding were exercised as of the first day of the respective year of the grant date. Outstanding options to purchase shares were not included in the computation of diluted earnings per share if the exercise price was greater than the average market price of the common stock.

Note 4 -- Comprehensive Income

     Comprehensive income includes, in addition to net earnings, the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.


                              Thirteen Weeks Ended
                           --------------------------
                            January 27,   January 29,
                               2001          2000
                           ------------  ------------
Net earnings                   $1,252          $2,065
Other comprehensive income        665              96
                           ----------      ----------
Comprehensive income           $1,917          $2,161
                           ==========      ==========



Note 5 -- Recently Issued Accounting Standards

     Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activity" provides standards for the recognition and measurement of derivative and hedging activities. It requires that derivatives be recorded on the balance sheet at fair value and establishes criteria for hedges of changes in the fair value of derivatives of assets, liabilities or firm commitments and certain other items. Changes in the fair value of derivatives are recorded in earnings or other comprehensive income depending on whether it is an effective part of a hedged transaction. Effective October 29, 2000, the Company adopted SFAS No. 133 and the impact to the results of operations was not material.

     Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" requires that all amounts billed to customers in sale transactions related to shipping and handling represent revenues earned for the goods provided and should be classified as such. Upon adoption, comparative financial statements for the prior periods must comply with the classification guidelines of this issue. This conclusion becomes effective for the Company during the fourth quarter of fiscal year 2001. The adoption of EITF Issue No. 00-10 would have increased both net sales and cost of sales by $3,799 and $3,717 for the quarters ended January 27, 2001 and January 29, 2000, respectively.

Note 6 -- Guarantor Subsidiaries

     In June 1999, the Company entered into a $120 million senior secured credit facility (the "Senior Secured Credit Facility") with a group of financial institutions which provided for (1) a six year term loan of $70 million and (2) a six year revolving credit facility of up to $50 million.

     All of the Company's domestic subsidiaries have guaranteed the Senior Secured Credit Facility. A first priority security interest in substantially all of the Company's properties and assets of its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and 66% of the stock of its foreign subsidiaries, secures the Senior Secured Credit Facility.

     The Company's senior subordinated notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon De Juarez, S.A. de C.V., Falcon De Baja California, S.A. de C.V. and Industrial Mueblera Shelby Williams, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company, except for Falcon Mimon, a.s., which is 87.4% owned by the Company.

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

                                     Falcon Products, Inc.
                              Consolidating Statement of Earnings
                         For the Thirteen Weeks Ended January 27, 2001



                                                   Total        Total
                                                 Guarantor  Non-Guarantor  Eliminations   Total
                                                 ---------  -------------  ------------   -----
Net sales                                         $70,357      $4,574        $(2,543)    $72,388
Cost of sales                                      50,878       4,053         (2,543)     52,388
Selling, general and administrative expenses       12,912         550            --       13,462
                                                -------------------------------------------------
      Operating profit (loss)                       6,567         (29)           --        6,538
Interest expense, net                               4,250          40            --        4,290
Minority interest in consolidated subsidiary          (49)        --             --          (49)
                                                -------------------------------------------------
      Earnings (loss) before income taxes           2,366         (69)           --        2,297
Income tax expense (benefit)                        1,103         (58)           --        1,045
                                                -------------------------------------------------
      Net earnings (loss)                         $ 1,263      $  (11)       $   --      $ 1,252
                                                =================================================



                                     Falcon Products, Inc.
                              Consolidating Statement of Earnings
                         For the Thirteen Weeks Ended January 29, 2000

                                                 Total        Total
                                               Guarantor  Non-Guarantor  Eliminations   Total
                                               ---------  -------------  ------------   -----
Net sales                                       $72,609       $4,831       $(2,367)    $75,073
Cost of sales                                    51,685        4,444        (2,367)     53,762
Selling, general and administrative expenses     12,634          660           --       13,294
                                               ------------------------------------------------
      Operating profit (loss)                     8,290         (273)          --        8,017
Interest expense, net                             4,280           20           --        4,300
Minority interest in consolidated subsidiary         15          --            --           15
                                               ------------------------------------------------
      Earnings (loss) before income taxes         3,995         (293)          --        3,702
Income tax expense                                1,581           56           --        1,637
                                               ------------------------------------------------
      Net earnings (loss)                       $ 2,414       $ (349)      $   --      $ 2,065
                                               ================================================




                                   Falcon Products, Inc.
                                Consolidating Balance Sheet
                                  As of January 27, 2001

                                               Total       Total
                                             Guarantor Non-Guarantor  Eliminations     Total
                                             --------- -------------  ------------     -----
Assets
    Cash and cash equivalents                $    308     $   991       $    --      $  1,299
    Accounts receivable                        34,202       1,885            --        36,087
    Inventories                                52,317       4,665            --        56,982
    Other current assets                        3,058         630            --         3,688
                                            --------------------------------------------------
       Total current assets                    89,885       8,171            --        98,056
    Property, plant and equipment, net         38,898      12,094            --        50,992
    Investment in subsidiaries                 10,749         --         (10,749)         --
    Intangibles and other assets              132,690         --             --       132,690
                                            --------------------------------------------------
Total assets                                 $272,222     $20,265       $(10,749)    $281,738
                                            ==================================================

Liabilities and Stockholders' Equity
    Current liabilities                      $ 47,991     $ 3,772       $    --      $ 51,763
    Long-term debt                            147,187       1,468            --       148,655
    Other long-term liabilities                 4,674         --             --         4,674
    Intercompany payable (receivable)          (4,276)      4,276            --           --
                                            --------------------------------------------------
Total liabilities                             195,576       9,516            --       205,092

Stockholders' equity
    Common stock                                  198       9,144         (9,144)         198
    Additional paid-in capital                 47,376       1,015         (1,015)      47,376
    Treasury stock                            (13,640)        --             --       (13,640)
    Accumulated other comprehensive loss       (2,510)        --             --        (2,510)
    Retained earnings                          45,222         590           (590)      45,222
                                            --------------------------------------------------
       Total stockholders' equity              76,646      10,749        (10,749)      76,646
                                            --------------------------------------------------
Total liabilities and stockholders' equity   $272,222     $20,265       $(10,749)    $281,738
                                            ==================================================

                                        Falcon Products, Inc.
                                     Consolidating Balance Sheet
                                        As of October 28, 2000


                                                  Total        Total
                                                Guarantor  Non-Guarantor   Eliminations    Total
                                                ---------  -------------   ------------    -----
Assets
         Cash and cash equivalents               $  2,923     $ 1,006        $    --     $  3,929
         Accounts receivable                       38,145       1,968             --       40,113
         Inventories                               45,910       3,957             --       49,867
         Other current assets                       2,563         415             --        2,978
                                                --------------------------------------------------
               Total current assets                89,541       7,346             --       96,887
         Property, plant and equipment, net        38,273      11,624             --       49,897
         Investment in subsidiaries                10,760         --          (10,760)        --
         Intangibles and other assets             132,241         --              --      132,241
                                                --------------------------------------------------
Total assets                                     $270,815     $18,970        $(10,760)   $279,025
                                                ==================================================

Liabilities and Stockholders' Equity
         Current liabilities                     $ 50,273     $ 3,293        $    --     $ 53,566
         Long-term debt                           144,587       1,353             --      145,940
         Other long-term liabilities                4,842         --              --        4,842
         Intercompany payable (receivable)         (3,564)      3,564             --          --
                                                --------------------------------------------------
Total liabilities                                 196,138       8,210             --      204,348
         Stockholders' equity
         Common stock                                 198       9,144          (9,144)        198
         Additional paid-in capital                47,376       1,015          (1,015)     47,376
         Treasury stock                           (14,481)        --              --      (14,481)
         Accumulated other comprehensive loss      (3,175)        --              --       (3,175)
         Retained earnings                         44,759         601            (601)     44,759
                                                --------------------------------------------------
               Total stockholders' equity          74,677      10,760         (10,760)     74,677
                                                --------------------------------------------------
Total liabilities and stockholders' equity       $270,815     $18,970        $(10,760)   $279,025
                                                ==================================================

                                              Falcon Products, Inc.
                                      Consolidating Statement of Cash Flows
                                  For the Thirteen Weeks Ended January 27, 2001



                                                                Total        Total
                                                              Guarantor  Non-Guarantor  Eliminations    Total
                                                              ---------  -------------  ------------    -----
Cash provided by (used in) operating activities                $(3,544)      $  20         $  --       $(3,524)
                                                             ---------------------------------------------------
Cash flows used in investing activities:
           Additions to property, plant and equipment, net      (1,723)       (138)           --        (1,861)
                                                             ---------------------------------------------------
Cash used in investing activities                               (1,723)       (138)           --        (1,861)
                                                             ---------------------------------------------------

Cash flows provided by (used in) financing activities:
           Common stock issuances                                  403           -            --           403
           Cash dividends                                         (351)          -            --          (351)
           Additions to long-term debt, net                      2,600         103            --         2,703
                                                             ---------------------------------------------------
Cash provided by financing activities                            2,652         103            --         2,755
                                                             ---------------------------------------------------
Net change in cash and cash equivalents                        $(2,615)      $ (15)        $  --       $(2,630)
                                                             ===================================================



                                                   Falcon Products, Inc.
                                           Consolidating Statement of Cash Flows
                                       For the Thirteen Weeks Ended January 29, 2000




                                                                Total        Total
                                                              Guarantor  Non-Guarantor  Eliminations    Total
                                                              ---------  -------------  ------------    -----
Cash provided by (used in) operating activities               $  (601)      $   8         $  --        $  (593)
                                                             ---------------------------------------------------

Cash flows used in investing activities:
           Additions to property, plant and equipment, net       (622)       (376)           --           (998)
                                                             ---------------------------------------------------
Cash used in investing activities                                (622)       (376)           --           (998)
                                                             ---------------------------------------------------

Cash flows provided by (used in) financing activities:
           Common stock issuances                                 451          --            --            451
           Cash dividends                                        (348)         --            --           (348)
           Repayment of long-term debt                           (444)         (9)           --           (453)
                                                             ---------------------------------------------------
Cash used in financing activities                                (341)         (9)           --           (350)
                                                             ---------------------------------------------------
Net change in cash and cash equivalents                       $(1,564)      $(377)        $  --        $(1,941)
                                                             ===================================================

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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the continuing operations of the Company, expressed as a percentage of net sales:

                                                     Thirteen Weeks Ended
                                                --------------------------------
                                                  January 27,     January 29,
                                                      2001            2000
                                                --------------- ----------------

Net sales                                            100.0%           100.0%
Cost of sales                                         72.4             71.6
Gross margin                                          27.6             28.4
Selling, general and administrative expenses          18.6             17.7
Operating profit                                       9.0             10.7
Interest expense, net                                  5.9              5.8
Earnings before income taxes                           3.1              4.9
Income tax expense                                     1.4              2.1
Net earnings                                           1.7              2.8

Thirteen weeks ended January 27, 2001, compared to the thirteen weeks ended January 29, 2000

     Net earnings were $1.3 million in the first quarter of fiscal 2001, and $2.1 million in 2000. Net earnings per share were $0.14 in 2001, and $0.24 in 2000, a decrease of 42%. Weighted average shares outstanding increased to
8.9 million shares in the first quarter of 2001, from 8.7 million shares in the first quarter of 2000.

     Net sales for the first quarter of 2001 were $72.4 million, a decrease of 3.6% from net sales of $75.1 million for the first quarter of 2000. The decrease in net sales is the result of a softening in the hospitality market and a decrease in sales to the national accounts segment of the food services market, primarily because of the timing of a number of chain remodeling programs.

     Cost of sales was $52.4 million for the 2001 first quarter, a decrease of 2.6% from $53.8 million in the first quarter of 2000. Gross margin decreased to $20.0 million for the first quarter of 2001, from $21.3 million in the same quarter of 2000. Gross margin as a percentage of net sales was 27.6% in 2001, compared to 28.4% in 2000. The decrease in gross margin as percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead absorption at the manufacturing plants.

     Selling, general and administrative expenses were $13.5 million in the first quarter of 2001, compared to $13.3 million in the first quarter of 2000. The increase is a result of the addition of Epic Furniture Group and increased spending for marketing programs. Selling, general and administrative expenses as a percentage of net sales were 18.6% for the first quarter of 2001, compared to 17.7% for the first quarter of 2000.

     The effective income tax rate for the first quarter of 2001 was 45.5% compared to 44.2% for the first quarter of 2000. The higher effective rate is a result of lower earnings before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at January 27, 2001, was $46.3 million and its ratio of current assets to current liabilities was 1.9 to 1.0, compared with $43.3 million and 1.8 to 1.0 at October 28, 2000.

     Cash flow activity for the first quarter of fiscal 2001 is presented in the Consolidated Statements of Cash Flows. During the three months ended January 27, 2001, the Company used $3.5 million of cash in its operating activities due to the increase in inventories and a semi-annual interest payment on the subordinated notes offset by a decrease in accounts receivable. During the first quarter of 2001, the Company incurred $1.9 million in capital expenditures.

     The Company has a $50.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. During the quarter ended January 27, 2001, the Company borrowed against the revolver and had $2.6 million outstanding at January 27, 2001.

     The Company expects that it will meet its ongoing working capital and capital requirements from a combination of existing cash, internally generated funds and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

OTHER DATA

     EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flow for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     EBITDA was $9.1 million for the first quarter of 2001, a 10.8% decrease from $10.2 million, for the first quarter of 2000. EBITDA margins decreased to 12.6% of sales for the first quarter of 2001 from 13.5% for the first quarter of 2000.

Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. To modify the risk from interest rate fluctuations, the Company enters into interest rate swap transactions that have been authorized pursuant to the Company's policies and procedures. The Company does not use financial instruments for trading purposes. The interest rate swaps are used to modify the Company's exposure to interest rate movements and to reduce borrowing costs. The Company's net exposure to interest rate risk consists of floating-rate instruments based on LIBOR rates.

PART II - OTHER INFORMATION

Item 1. - Legal Proceedings
          -----------------

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount it believes to be adequate. There is no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

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

              None.

          (b) Reports on Form 8-K

              None.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FALCON PRODUCTS, INC.

Date:  March 9, 2001                             /s/ Franklin A. Jacobs
                                                 ----------------------
                                                 Franklin A. Jacobs
                                                 Chief Executive Officer
                                                 and Chairman of the Board


Date:  March 9, 2001                             /s/ Michael J. Dreller
                                                 ----------------------
                                                 Michael J. Dreller
                                                 Vice President and
                                                 Chief Financial Officer