Form 10-Q
period 2001-04-28
FALCON PRODUCTS INC /DE/
filed 2001-06-12
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended April 28, 2001

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

                               (314) 991-9200
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days. YES  X    NO
                                              ----     ----

As of June 12, 2001, the registrant had 8,796,316 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                 Falcon Products, Inc. and Subsidiaries
                                 --------------------------------------
                                  Consolidated Statements of Earnings
                                  -----------------------------------
                                              (Unaudited)


                                                     Thirteen Weeks               Twenty-Six Weeks
                                                          Ended                        Ended
                                                --------------------------   -------------------------
                                                 April 28,      April 29,     April 28,     April 29,
(In thousands, except per share data)              2001           2000          2001          2000
                                                ----------     -----------   -----------   -----------
Net sales                                       $   73,222     $    79,548   $   145,610   $   154,621


Cost of sales                                       55,035          58,248       107,423       112,010
                                                ----------     -----------   -----------   -----------

    Gross margin                                    18,187          21,300        38,187        42,611

Selling, general and administrative expenses        14,084          12,974        27,547        26,267
                                                ----------     -----------   -----------   -----------

    Operating profit                                 4,103           8,326        10,640        16,344

Interest expense, net                                4,291           4,263         8,580         8,564

Minority interest in consolidated subsidiary           (48)            (29)          (97)          (14)
                                                ----------     -----------   -----------   -----------

    Earnings (loss) before income taxes               (140)          4,092         2,157         7,794

Income tax expense                                     252           1,745         1,297         3,382
                                                ----------     -----------   -----------   -----------

    Net earnings (loss)                         $     (392)    $     2,347   $       860   $     4,412
                                                ==========     ===========   ===========   ===========

Basic and diluted earnings (loss) per share     $    (0.04)    $      0.27   $      0.10   $      0.50
                                                ==========     ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                           Falcon Products, Inc. and Subsidiaries
                           --------------------------------------
                                Consolidated Balance Sheets
                                ---------------------------
                                        (Unaudited)

(In thousands, except share data)
                                                                 April 28,     October 28,
Assets                                                              2001          2000
------                                                           ---------     -----------
Current assets:
   Cash and cash equivalents                                     $   4,343      $   3,929
   Accounts receivable, less allowances
       of $1,408 and $1,246, respectively                           35,185         40,113
   Inventories                                                      59,101         49,867
   Prepayments and other current assets                              3,951          2,978
                                                                 ---------      ---------
         Total current assets                                      102,580         96,887
                                                                 ---------      ---------
Property, plant and equipment:
   Land                                                              3,372          3,332
   Buildings and improvements                                       26,559         26,124
   Machinery and equipment                                          44,270         40,715
                                                                 ---------      ---------
                                                                    74,201         70,171
   Less: accumulated depreciation                                   23,226         20,274
                                                                 ---------      ---------
         Net property, plant and equipment                          50,975         49,897
                                                                 ---------      ---------
Other assets, net of accumulated amortization:
   Goodwill                                                        119,254        120,982
   Other                                                            11,310         11,259
                                                                 ---------      ---------
         Total other assets                                        130,564        132,241
                                                                 ---------      ---------

Total Assets                                                     $ 284,119      $ 279,025
                                                                 =========      =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
   Accounts payable                                              $  20,421      $  15,730
   Customer deposits                                                10,669         10,289
   Accrued liabilities                                              15,368         19,079
   Current maturities of long-term debt                              9,869          8,468
                                                                 ---------      ---------
         Total current liabilities                                  56,327         53,566
Long-term obligations:
   Long-term debt                                                  148,189        145,940
   Minority interest in consolidated subsidiary                        713            810
   Other                                                             3,123          4,032
                                                                 ---------      ---------
         Total liabilities                                         208,352        204,348
                                                                 ---------      ---------
Stockholders' equity:
   Common stock, $.02 par value: authorized 20,000,000 shares;
       issued 9,915,117 shares                                         198            198
   Additional paid-in capital                                       47,376         47,376
   Treasury stock, at cost (1,118,801 and 1,193,343 shares,
       respectively)                                               (13,490)       (14,481)
   Accumulated other comprehensive loss                             (2,721)        (3,175)
   Retained earnings                                                44,404         44,759
                                                                 ---------      ---------
         Total stockholders' equity                                 75,767         74,677
                                                                 ---------      ---------

Total Liabilities and Stockholders' Equity                       $ 284,119      $ 279,025
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

                                                                   Twenty-Six Weeks Ended
                                                                 ----------------------------
(In thousands)                                                     April 28,       April 29,
                                                                     2001            2000
                                                                 -------------   ------------
Cash flows from operating activities:
   Net earnings                                                  $         860   $      4,412
   Adjustments to reconcile net earnings to net cash provided by operating activities:
      Depreciation and amortization                                      5,664          4,837
      Minority interest in consolidated subsidiary                         (97)           (14)
      Change in assets and liabilities:
                      Accounts receivable                                5,006          5,874
                      Inventories                                       (8,224)           135
                      Prepayments and other current assets                 (78)          (470)
                      Other assets                                      (2,162)        (1,494)
                      Accounts payable and customer deposits             4,977         (6,182)
                      Accrued liabilities                               (5,217)          (228)
                      Other liabilities                                     60            280
                                                                 -------------   ------------
            Cash provided by operating activities                          789          7,150
                                                                 -------------   -------------
Cash flows from investing activities:
   Additions to property, plant and equipment                           (3,552)        (3,469)
                                                                 -------------   ------------
            Cash used in investing activities                           (3,552)        (3,469)
                                                                 -------------   ------------
Cash flows from financing activities:
   Common stock issuances                                                  479            465
   Cash dividends                                                         (703)          (697)
   Repayment of long-term debt                                          (1,441)        (3,178)
   Proceeds from long-term debt                                          4,842              -
                                                                 -------------   ------------
            Cash provided by (used in) financing activities              3,177         (3,410)
                                                                 -------------   ------------
Increase in cash and cash equivalents                                      414            271
Cash and cash equivalents-beginning of period                            3,929          2,878
                                                                 -------------   ------------
Cash and cash equivalents-end of period                          $       4,343   $      3,149
                                                                 =============   ============

Supplemental cash flow information:
   Cash paid for interest                                        $       8,314   $      8,407
                                                                 =============   ============
   Cash paid for taxes                                           $         729   $      1,949
                                                                 =============   ============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
         For the Thirteen and Twenty-Six Weeks Ended April 28, 2001
         ----------------------------------------------------------

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

Note 2 - Inventories

    Inventories consisted of the following:

                                        April 28,          October 28,
In thousands                              2001                2000
                                     --------------     ----------------
Raw materials.......................     $  38,212           $   32,932
Work in process.....................         9,505                9,094
Finished goods......................        11,384                7,841
                                     --------------     ----------------
                                         $  59,101           $   49,867
                                     ==============     ================

Note 3 - Earnings Per Share

    The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share:

                                                     Thirteen Weeks Ended           Twenty-Six Weeks Ended
                                                 ---------------------------    -----------------------------
In thousands,                                     April 28,       April 29,       April 28,        April 29,
except per-share data                               2001            2000            2001             2000
                                                 -----------    ------------    -------------    ------------
Net earnings (loss)..........................      $ (392)         $2,347          $  860           $4,412

Weighted average shares outstanding..........       8,832           8,713           8,822            8,708
Assumed exercise of options..................         -               126             102               68
                                                 -----------    ------------    -------------    ------------
Weighted average diluted shares
       outstanding...........................       8,832           8,839           8,924            8,776
                                                 ===========    ============    =============    ============
Basic earnings (loss) per share..............      $(0.04)         $ 0.27          $ 0.10           $ 0.50
                                                 ===========    ============    =============    ============
Diluted earnings (loss) per share............      $(0.04)         $ 0.27          $ 0.10           $ 0.50
                                                 ===========    ============    =============    ============

    Basic earnings (loss) per share was computed by dividing net earnings
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share was determined assuming the options issued and outstanding were exercised as of the first day of the respective year of the grant date. Outstanding options to purchase shares were not included in the computation of diluted earnings per share if the exercise price was greater than the average market price of the common stock or if the inclusion of the shares would be antidilutive.

Note 4 - Comprehensive Income

    Comprehensive income includes, in addition to net earnings, the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                         Thirteen Weeks Ended         Twenty-Six Weeks Ended
                                       -------------------------    --------------------------
                                        April 28,      April 29,      April 28,     April 29,
                                          2001           2000           2001          2000
                                       -----------    ----------     -----------   -----------
Net earnings (loss)                        $(392)       $ 2,347          $  860       $ 4,412
Other comprehensive income (loss)           (211)           (26)            454            70
                                       -----------    ----------     -----------   -----------
Comprehensive income (loss)                $(603)       $ 2,321          $1,314       $ 4,482
                                       ===========    ==========     ===========   ===========

Note 5 - Recently Issued Accounting Standards

    Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" requires that all amounts billed to customers in sale transactions related to shipping and handling represent revenues earned for the goods provided and should be classified as such. Upon adoption, comparative financial statements for the prior periods must comply with the classification guidelines of the issue. This conclusion becomes effective for the Company during the fourth quarter of fiscal year 2001. The adoption of EITF Issue No. 00-10 would have increased both net sales and cost of sales by $3,887 and $3,730 for the thirteen weeks ended April 28, 2001 and April 29, 2000, respectively, and $7,686 and $7,447 for the twenty-six weeks ended April 28, 2001 and April 29, 2000, respectively.

Note 6 - Derivative Instruments

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

    The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments and to reduce borrowing costs. The Company has two interest rate swap agreements that modify the interest rate characteristics without exchanging the underlying principal amount. At April 28, 2001, the Company has an interest rate collar agreement with a notional amount of $35 million that provides a 5.25% floor and an 8% cap for LIBOR rates. The Company makes payments when interest rates fall below the floor level and receives payments when interest rates rise above the cap. Also at April 28, 2001, the Company has an interest rate swap agreement with a notional amount of $65 million that has the Company paying a swap rate of 11.26% and receiving a swap rate of 11.375% through June 2004.

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

    The Company's senior subordinated notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon De Juarez, S.A. de C.V., Falcon De Baja California, S.A. de C.V. and Industrial Mueblera Shelby Williams, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly-owned by the Company, except for Falcon Mimon, a.s., and Epic Furniture Group which are owned 87.4% and 80%, respectively.

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

                                       Falcon Products, Inc.
                                Consolidating Statement of Earnings
                            For the Thirteen Weeks Ended April 28, 2001

                                            Parent      Total        Total
                                           Company    Guarantor  Non-Guarantor  Eliminations  Total
                                        ---------------------------------------------------------------
Net sales                                   $  --      $ 70,865     $ 4,882       $(2,525)   $73,222
Cost of sales                                  --        53,187       4,373        (2,525)    55,035
Selling, general and administrative
  expenses                                     --        13,608         476            --     14,084
                                        ---------------------------------------------------------------
      Operating profit                         --         4,070          33            --      4,103
Equity in earnings (loss) of subsidiary      (392)           --          --           392         --
Interest expense, net                          --         4,242          49            --      4,291
Minority interest in consolidated
  subsidiary                                   --           (48)         --            --        (48)
                                        ---------------------------------------------------------------
      Earnings (loss) before income
        taxes                                (392)         (124)        (16)          392       (140)
Income tax expense (benefit)                   --           285         (33)           --        252
                                        ---------------------------------------------------------------
      Net earnings (loss)                   $(392)     $   (409)    $    17       $   392    $  (392)
                                        ===============================================================

                                       Falcon Products, Inc.
                                Consolidating Statement of Earnings
                            For the Thirteen Weeks Ended April 29, 2000

                                        Parent     Total        Total
                                       Company   Guarantor  Non-Guarantor  Eliminations   Total
                                    ---------------------------------------------------------------
Net sales                              $   --     $76,840       $5,563       $(2,855)    $79,548
Cost of sales                              --      56,493        4,610        (2,855)     58,248
Selling, general and administrative
  expenses                                 --      12,438          536            --      12,974
                                    ---------------------------------------------------------------
      Operating profit                     --       7,909          417            --       8,326
Equity in earnings of subsidiary        2,347          --           --        (2,347)         --
Interest expense, net                      --       4,205           58            --       4,263
Minority interest in consolidated
  subsidiary                               --         (29)          --            --         (29)
                                    ---------------------------------------------------------------
      Earnings before income taxes      2,347       3,733          359        (2,347)      4,092
Income tax expense                         --       1,657           88            --       1,745
                                    ---------------------------------------------------------------
      Net earnings                     $2,347     $ 2,076       $  271       $(2,347)    $ 2,347
                                    ===============================================================

                                        Falcon Products, Inc.
                                 Consolidating Statement of Earnings
                            For the Twenty-Six Weeks Ended April 28, 2001

                                          Parent       Total        Total
                                         Company     Guarantor  Non-Guarantor  Eliminations    Total
                                      -------------------------------------------------------------------
Net sales                                 $   -      $141,222      $9,456        $(5,068)     $145,610
Cost of sales                                 -       104,065       8,426         (5,068)      107,423
Selling, general and administrative
  expenses                                    -        26,520       1,027              -        27,547
                                      -------------------------------------------------------------------
      Operating profit                        -        10,637           3              -        10,640
Equity in earnings of subsidiary            860             -           -           (860)            -
Interest expense, net                         -         8,492          88              -         8,580
Minority interest in consolidated
  subsidiary                                  -           (97)          -              -           (97)
                                      -------------------------------------------------------------------
      Earnings before income taxes          860         2,242         (85)          (860)        2,157
Income tax expense (benefit)                  -         1,388         (91)             -         1,297
                                      -------------------------------------------------------------------
      Net earnings                        $ 860      $    854      $    6        $  (860)     $    860
                                      ===================================================================


                                       Falcon Products, Inc.
                                Consolidating Statement of Earnings
                           For the Twenty-Six Weeks Ended April 29, 2000

                                            Parent       Total        Total
                                           Company     Guarantor  Non-Guarantor  Eliminations    Total
                                       -------------------------------------------------------------------
Net sales                                 $     -      $149,449     $  10,394      $(5,222)    $154,621
Cost of sales                                   -       108,178         9,054       (5,222)     112,010
Selling, general and administrative
  expenses                                      -        25,071         1,196            -       26,267
                                       -------------------------------------------------------------------
      Operating profit                          -        16,200           144            -       16,344
Equity in earnings of subsidiary            4,412             -             -       (4,412)           -
Interest expense, net                           -         8,486            78            -        8,564
Minority interest in consolidated
  subsidiary                                    -           (14)            -            -          (14)
                                       -------------------------------------------------------------------
      Earnings before income taxes          4,412         7,728            66       (4,412)       7,794
Income tax expense                              -         3,238           144            -        3,382
                                       -------------------------------------------------------------------
      Net earnings                        $ 4,412      $  4,490     $     (78)     $(4,412)    $  4,412
                                       ===================================================================

                                               Falcon Products, Inc.
                                            Consolidating Balance Sheet
                                                As of April 28, 2001

                                                  Parent         Total          Total
                                                 Company       Guarantor    Non-Guarantor   Eliminations    Total
                                              ------------------------------------------------------------------------
Assets
        Cash and cash equivalents                $     -       $  3,798        $   545        $      -     $  4,343
        Accounts receivable                            -         32,887          2,298               -       35,185
        Inventories                                    -         54,156          4,945               -       59,101
        Other current assets                           -          3,343            608               -        3,951
                                              ------------------------------------------------------------------------
              Total current assets                     -         94,184          8,396               -      102,580
        Property, plant and equipment, net             -         39,066         11,909               -       50,975
        Investment in subsidiaries                75,767              -              -         (75,767)           -
        Goodwill and other assets                      -        130,564              -               -      130,564
                                              ------------------------------------------------------------------------
Total assets                                     $75,767       $263,814        $20,305        $(75,767)    $284,119
                                              ========================================================================

Liabilities and Stockholders' Equity
        Current liabilities                      $     -       $ 52,288        $ 4,039        $      -     $ 56,327
        Long-term debt                                 -        146,813          1,376               -      148,189
        Other long-term liabilities                    -          3,836              -               -        3,836
        Intercompany payable (receivable)              -         (4,124)         4,124               -            -
                                              ------------------------------------------------------------------------
Total liabilities                                      -        198,813          9,539               -      208,352
Total stockholders' equity                        75,767         65,001         10,766         (75,767)      75,767
                                              ------------------------------------------------------------------------
Total liabilities and stockholders' equity       $75,767       $263,814        $20,305        $(75,767)    $284,119
                                              ========================================================================

                                               Falcon Products, Inc.
                                            Consolidating Balance Sheet
                                              As of October 28, 2000

                                                Parent          Total          Total
                                               Company        Guarantor    Non-Guarantor Eliminations     Total
                                            -----------------------------------------------------------------------
Assets
        Cash and cash equivalents              $     -        $  2,923        $ 1,006      $      -     $  3,929
        Accounts receivable                          -          38,145          1,968             -       40,113
        Inventories                                  -          45,910          3,957             -       49,867
        Other current assets                         -           2,563            415             -        2,978
                                            -----------------------------------------------------------------------
              Total current assets                   -          89,541          7,346             -       96,887
        Property, plant and equipment, net           -          38,273         11,624             -       49,897
        Investment in subsidiaries              74,677              -              -        (74,677)          -
        Goodwill and other assets                    -         132,241             -              -      132,241
                                            -----------------------------------------------------------------------
Total assets                                   $74,677        $260,055        $18,970      $(74,677)    $279,025
                                            =======================================================================

Liabilities and Stockholders' Equity
        Current liabilities                    $     -        $ 50,273        $ 3,293      $      -     $ 53,566
        Long-term debt                               -         144,587          1,353             -      145,940
        Other long-term liabilities                  -           4,842             -              -        4,842
        Intercompany payable
          (receivable)                               -          (3,564)         3,564             -           -
                                            -----------------------------------------------------------------------
Total liabilities                                    -         196,138          8,210             -      204,348
Total stockholders' equity                      74,677          63,917         10,760       (74,677)      74,677
                                            -----------------------------------------------------------------------
Total liabilities and stockholders'
  equity                                       $74,677        $260,055        $18,970      $(74,677)    $279,025
                                            =======================================================================


                                           Falcon Products, Inc.
                                   Consolidating Statement of Cash Flows
                               For the Twenty-Six Weeks Ended April 28, 2001

                                                      Parent      Total          Total
                                                     Company    Guarantor    Non-Guarantor   Eliminations  Total
                                                  -----------------------------------------------------------------
Cash provided by (used in) operating activities      $    -     $  1,380      $  (591)       $     -     $   789

Cash flows from investing activities
         Additions to property, plant and
           equipment, net                                 -       (3,155)        (397)             -      (3,552)
         Cash received from (contributed
           to) subsidiary                               224         (224)           -              -           -
                                                  -----------------------------------------------------------------
Cash provided by (used in) investing activities         224       (3,379)        (397)             -      (3,552)

Cash flows from financing activities
         Common stock issuances                         479            -            -              -         479
         Cash dividends                                (703)           -            -              -        (703)
         Additions to (repayment of) long-term
           debt, net                                      -        2,874          527              -       3,401
                                                  -----------------------------------------------------------------
Cash provided by (used in) financing activities        (224)       2,874          527              -       3,177
                                                  -----------------------------------------------------------------
Net change in cash and cash equivalents              $    -     $    875      $  (461)       $     -     $   414
                                                  =================================================================


                                            Falcon Products, Inc.
                                    Consolidating Statement of Cash Flows
                                For the Twenty-Six Weeks Ended April 29, 2000

                                                     Parent      Total          Total
                                                    Company    Guarantor    Non-Guarantor   Eliminations    Total
                                                 --------------------------------------------------------------------
Cash provided by (used in) operating activities     $    -      $  7,434      $    (284)      $   -       $  7,150

Cash flows from investing activities
         Additions to property, plant and
           equipment, net                                -        (3,072)          (397)          -         (3,469)
         Cash received from (contributed
           to) subsidiary                              232          (232)             -           -              -
                                                 --------------------------------------------------------------------
Cash provided by (used in) investing activities        232        (3,304)          (397)          -         (3,469)

Cash flows from financing activities
         Common stock issuances                        465             -              -           -            465
         Cash dividends                               (697)            -              -           -           (697)
         Repayment of long-term debt, net                -        (3,056)          (122)          -         (3,178)
                                                 --------------------------------------------------------------------
Cash used in financing activities                     (232)       (3,056)          (122)          -         (3,410)
                                                 --------------------------------------------------------------------
Net change in cash and cash equivalents             $    -      $  1,074      $    (803)      $   -       $    271
                                                 ====================================================================

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

RESULTS OF OPERATIONS

General

    The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                             Thirteen Weeks        Twenty-Six Weeks
                                                                 Ended                   Ended
                                                         ---------------------   ---------------------
                                                         April 28,   April 29,   April 28,   April 29,
                                                            2001        2000        2001        2000
                                                         ---------   ---------   ---------  ----------
Net sales                                                 100.0%      100.0%      100.0%      100.0%
Cost of sales                                              75.2        73.2        73.8        72.4
                                                         ---------   ---------   ---------  ----------
Gross margin                                               24.8        26.8        26.2        27.6
Selling, general and administrative expenses               19.2        16.3        18.9        17.0
                                                         ---------   ---------   ---------  ----------
Operating profit                                            5.6        10.5         7.3        10.6
Interest expense, net                                       5.9         5.3         5.9         5.5
Minority interest in consolidated subsidiary               (0.1)          -        (0.1)          -
                                                         ---------   ---------   ---------  ----------
Earnings (loss) before income taxes                        (0.2)        5.2         1.5         5.1
Income tax expense                                          0.3         2.2         0.9         2.2
                                                         ---------   ---------   ---------  ----------
Net earnings (loss)                                        (0.5)%       3.0%        0.6%        2.9%
                                                         =========   =========   =========  ==========

Thirteen weeks ended April 28, 2001, compared to the thirteen weeks ended April 29, 2000

    The Company reported a net loss of $.4 million in the second quarter of fiscal 2001 compared to $2.3 million of net earnings in the same period of 2000. Net earnings (loss) per share were $(0.04) in 2001, and $0.27 in 2000. Weighted average shares outstanding was 8.8 million shares in both the second quarter of 2001 and 2000.

    Net sales for the second quarter of 2001 were $73.2 million, a decrease of 8.0% from the 2000 second quarter net sales of $79.5 million. The decrease is a result of a softening in the hospitality market due to a decline in new construction and a deferral of hotel refurbishments and a decrease in sales to the quick service restaurant business segment of the food service market.

    Cost of sales was $55.0 million for the 2001 second quarter, a decrease of 5.5% from $58.2 million in the second quarter of 2000. Gross margin decreased to $18.2 million for the second quarter of 2001, from $21.3 million in the same quarter of 2000. Gross margin as a percentage of net sales decreased to 24.8% in 2001, compared to 26.8% in 2000. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead adsorption at the manufacturing plants. In addition, gross margin was negatively affected by product mix and pricing pressures, primarily in the hospitality market.

    Selling, general and administrative expenses were $14.1 million in the second quarter of 2001, compared to $13.0 million in the second quarter of 2000. Selling, general and administrative expenses as a percentage of net sales were 19.2% for the second quarter of 2001, compared to 16.3% for the second quarter of 2000. The increase is a result of the addition of Epic Furniture Group and increased spending for marketing programs and information systems infrastructure support, partially offset by a reduction in variable selling expenses related to the decline in sales.

    The effective income tax rate for both quarters includes non tax-deductible goodwill amortization associated with prior acquisitions.

Twenty-six weeks ended April 28, 2001, compared to the twenty-six weeks ended April 29, 2000

    Net earnings were $0.9 million in the first half of fiscal 2001, and $4.4 million in 2000. Net earnings per share decreased to $0.10 in 2001 from $0.50 in 2000. Weighted average shares outstanding increased to 8.9 million shares in the first half of 2001, from 8.8 million shares in the first half of 2000.

    Net sales for the first half of 2001 were $145.6 million, a decrease of 5.8% from the 2000 first half net sales of $154.6 million. The decrease is a result of a softening in the hospitality market and a decrease in sales to the quick service restaurant business segment of the food service market.

    Cost of sales was $107.4 million for the 2001 first half, a decrease of 4.1% from $112.0 million in the first half of 2000. Gross margin decreased to $38.2 million for the first half of 2001, from $42.6 million in the first half of 2000. Gross margin as a percentage of net sales decreased to 26.2% in 2001, compared to 27.6% in 2000. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead adsorption at the manufacturing plants.

    Selling, general and administrative expenses were $27.5 million in the first half of 2001, compared to $26.3 million in the first half of 2000. Selling, general and administrative expenses as a percentage of net sales were 18.9% for the first half of 2001, compared to 17.0% for the first half of 2000. The increase is a result of the addition of Epic Furniture group and increased spending for marketing programs and information systems infrastructure support, partially offset by a reduction in variable selling expenses related to the decline in sales.

    The effective income tax rate for the first half of 2001 was 60.1% compared to 43.4% for the first half of 2000. The higher effective income tax rate is due to the decrease in pre-tax earnings.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's working capital at April 28, 2001, was $46.3 million compared with $43.3 million at October 28, 2000. The Company's ratio of current assets to current liabilities remained stable from October 28, 2000 to April 28, 2001 at 1.8 to 1.0.

    Inventories were $59.1 million at April 28, 2001, compared to $49.9 million at October 28, 2000, an 18.5% increase. Inventories increased for several reasons: inventories are typically at their lowest level at fiscal year-end due to the timing of the business cycle; seasonal purchases of raw lumber; an investment in inventory to support a new joint venture, Epic Furniture Group, Inc.; and a decision to in-source some of the manufacturing that had previously been performed by outside vendors.

    Cash flow activity for the first half of fiscal 2001 is presented in the Consolidated Statements of Cash Flows. During the twenty-six weeks ended April 28, 2001, the Company provided $0.8 million of cash from its operating activities due to a decrease in accounts receivable and an increase in accounts payable partially offset by an increase in inventories. During the first half of 2001, the Company incurred $3.6 million in capital expenditures.

    The Company has a $50.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. During the twenty-six weeks ended April 28, 2001, the Company borrowed against the revolver and had $4.3 million outstanding at April 28, 2001.

    The Company expects that it will meet its ongoing working capital and capital requirements from a combination of existing cash, internally generated funds and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

    The Company was not in compliance with one financial covenant for the second quarter of 2001. The Company obtained a 45-day waiver agreement from its bank credit group and is currently in the process of amending the credit facility with an expected amendment date of mid-June.

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

    EBITDA was $16.0 million for the first half of 2001, a 23.1% decrease from $20.8 million, for the first half of 2000. EBITDA margins decreased to 11.0% of sales for the first half of 2001 from 13.5% the first half of 2000.

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

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              The Company held its Annual Meeting of Stockholders on March 15, 2001, for the purposes of electing one Class B director for a term expiring in 2004, and considering and voting upon a proposal to amend the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan.

              The number of votes for and withheld for each nominee for director and the number of votes for, against and abstained for the proposal to amend the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan are as follows:

                  Nominee            Votes For               Votes Withheld
                  -------            ---------               --------------

              David L. Morley        6,679,538                  598,722


                                               Votes For    Votes Against     Votes Abstained
                                               ---------    -------------     ---------------

          Amendment to the Falcon
          Products, Inc. Amended and           4,169,932      1,798,324          1,310,004
          Restated 1991 Stock Option Plan

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

                                                   FALCON PRODUCTS, INC.

Date: June 12, 2001                                /s/ Franklin A. Jacobs
                                                   ----------------------
                                                   Franklin A. Jacobs
                                                   Chief Executive Officer
                                                   and Chairman of the Board


Date: June 12, 2001                                /s/ Michael J. Dreller
                                                   ----------------------
                                                   Michael J. Dreller
                                                   Vice President and
                                                   Chief Financial Officer