Form 10-Q
period 2001-07-28
FALCON PRODUCTS INC /DE/
filed 2001-09-11
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 28, 2001

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

As of September 10, 2001, the registrant had 8,797,966 shares of common stock, $.02 par value, outstanding.

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
                                                           (Unaudited)


                                                                   Thirteen Weeks                    Thirty-Nine Weeks
                                                                       Ended                               Ended
                                                          --------------------------------    -------------------------------
                                                             July 28,          July 29,          July 28,         July 29,
(In thousands, except per share data)                          2001              2000              2001             2000
                                                          -------------     --------------    -------------    --------------

Net sales                                                 $      73,231     $       78,104    $     218,841    $      232,724

Cost of sales, including nonrecurring items                      60,785             56,754          168,208           168,764
                                                          -------------     --------------    -------------    --------------

     Gross margin                                                12,446             21,350           50,633            63,960

Selling, general and administrative expenses                     13,958             12,420           41,505            38,686

Special and nonrecurring items                                   12,000                  -           12,000                 -
                                                          -------------     --------------    -------------    --------------

     Operating profit (loss)                                    (13,512)             8,930           (2,872)           25,274

Interest expense, net                                             4,180              4,251           12,760            12,815

Minority interest in consolidated subsidiary                        (13)                37             (110)               23
                                                          -------------     --------------    -------------    --------------

     Earnings (loss) before income taxes                        (17,679)             4,642          (15,522)           12,436

Income tax expense (benefit)                                     (6,607)             1,955           (5,310)            5,337
                                                          -------------     --------------    -------------    --------------

     Net earnings (loss)                                  $     (11,072)    $        2,687    $     (10,212)   $        7,099
                                                          =============     ==============    =============    ==============

Basic and diluted earnings (loss) per share               $       (1.25)    $         0.31    $       (1.16)   $         0.81
                                                          =============     ==============    =============    ==============

See accompanying notes to consolidated financial statements.

                                   Falcon Products, Inc. and Subsidiaries
                                   --------------------------------------
                                         Consolidated Balance Sheets
                                         ---------------------------
                                                 (Unaudited)

(In thousands, except share data)
                                                                                 July 28,         October 28,
                                                                                   2001              2000
                                                                                ----------        -----------
Assets
------
Current assets:
    Cash and cash equivalents                                                   $    2,958        $     3,929
    Accounts receivable, less allowances
        of $1,602 and $1,256, respectively                                          35,768             40,113
    Inventories                                                                     51,804             49,867
    Prepayments and other current assets                                             3,456              2,978
                                                                                ----------        -----------
           Total current assets                                                     93,986             96,887
                                                                                ----------        -----------
Property, plant and equipment:
    Land                                                                             3,373              3,332
    Buildings and improvements                                                      19,962             26,124
    Machinery and equipment                                                         44,217             40,715
                                                                                ----------        -----------
                                                                                    67,552             70,171
    Less: accumulated depreciation                                                  24,634             20,274
                                                                                ----------        -----------
           Net property, plant and equipment                                        42,918             49,897
                                                                                ----------        -----------
Other assets, net of accumulated amortization:
    Goodwill                                                                       118,390            120,982
    Other                                                                           11,910             11,259
                                                                                ----------        -----------
           Total other assets                                                      130,300            132,241
                                                                                ----------        -----------

Total Assets                                                                    $  267,204        $   279,025
                                                                                ==========        ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $   17,355        $    15,730
    Customer deposits                                                               12,490             10,289
    Accrued liabilities                                                              9,327             19,079
    Current maturities of long-term debt                                            10,458              8,468
                                                                                ----------        -----------
           Total current liabilities                                                49,630             53,566
Long-term obligations:
     Long-term debt                                                                148,135            145,940
     Minority interest in consolidated subsidiary                                      700                810
     Other                                                                           4,400              4,032
                                                                                ----------        -----------
           Total liabilities                                                       202,865            204,348
                                                                                ----------        -----------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
        issued 9,915,117 shares                                                        198                198
    Additional paid-in capital                                                      47,376             47,376
    Treasury stock, at cost (1,117,151 and 1,193,343 shares, respectively)         (13,468)           (14,481)
    Accumulated other comprehensive loss                                            (2,721)            (3,175)
    Retained earnings                                                               32,954             44,759
                                                                                ----------        -----------
           Total stockholders' equity                                               64,339             74,677
                                                                                ----------        -----------

Total Liabilities and Stockholders' Equity                                      $  267,204        $   279,025
                                                                                ==========        ===========

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

                                                                                     Thirty-Nine Weeks Ended
                                                                                ---------------------------------
(In thousands)                                                                      July 28,          July 29,
                                                                                      2001              2000
                                                                                ---------------   ---------------
Cash flows from operating activities:
    Net earnings (loss)                                                         $       (10,212)  $         7,099
    Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                      8,548             7,245
       Minority interest in consolidated subsidiary                                        (110)               23
       Special and nonrecurring items, net of tax benefit                                11,160                 -
       Change in assets and liabilities:
                       Accounts receivable                                                4,414             9,562
                       Inventories                                                       (7,611)           (5,096)
                       Prepayments and other current assets                                (549)           (1,112)
                       Other assets                                                      (2,327)             (765)
                       Accounts payable and customer deposits                             3,757            (6,927)
                       Accrued liabilities                                               (6,889)           (2,315)
                       Other liabilities                                                    372               412
                                                                                ---------------   ---------------
               Cash provided by operating activities                                        553             8,126
                                                                                ---------------   ---------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                           (4,891)           (4,994)
                                                                                ---------------   ---------------
               Cash used in investing activities                                         (4,891)           (4,994)
                                                                                ---------------   ---------------
Cash flows from financing activities:
    Common stock issuances                                                                  475               532
    Cash dividends                                                                       (1,055)           (1,045)
    Repayment of long-term debt                                                          (2,816)           (3,338)
    Proceeds from long-term debt                                                          6,763                 -
                                                                                ---------------   ---------------
               Cash provided by (used in) financing activities                            3,367            (3,851)
                                                                                ---------------   ---------------
Decrease in cash and cash equivalents                                                      (971)             (719)
Cash and cash equivalents-beginning of period                                             3,929             2,878
                                                                                ---------------   ---------------
Cash and cash equivalents-end of period                                         $         2,958   $         2,159
                                                                                ===============   ===============

Supplemental cash flow information:
    Cash paid for interest                                                      $        14,993   $        15,080
                                                                                ===============   ===============
    Cash paid for taxes                                                         $           220   $         2,090
                                                                                ===============   ===============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                For the Thirty-Nine Weeks Ended July 28, 2001
                ---------------------------------------------

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

Note 2 - Special and Nonrecurring Items

     During the third quarter of 2001, the Company recorded a pre-tax charge of $18.0 million, $11.2 million after-tax, for special and nonrecurring items. The charges are a result of the Company's strategic initiatives to consolidate its manufacturing operations and eliminate several duplicative and non-performing product lines. The Company will close its Statesville, North Carolina facility and significantly downsize its Zacatecas, Mexico facility and transfer production into the Company's other plants. This charge includes costs associated with asset write-downs and dispositions, real estate holding exit costs, employee severance and other related costs associated with exiting the closed facilities. Cost of sales includes a $6.0 million charge to write-down the carrying value of inventory.

A summary of activity related to the strategic initiatives is as follows:

                                                                 Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                           --------------------------------    --------------------------------
                                                              July 28,          July 29,          July 28,           July 29,
                                                                2001              2000              2001               2000
                                                           -------------     --------------    -------------      -------------
Balance, beginning of period                               $           -     $            -    $           -      $           -
Charges to operations:
      Facility shut-down costs                                     7,967                  -            7,967                  -
      Product pruning costs                                        6,000                  -            6,000                  -
      Real estate exit costs                                       1,213                  -            1,213                  -
      Severance and other costs                                    2,820                  -            2,820                  -
                                                           -------------     --------------    -------------      -------------
                                                                  18,000                  -           18,000                  -

Asset write-down or cash paid:
      Facility shut-down costs                                     7,967                  -            7,967                  -
      Product pruning costs                                        6,000                  -            6,000                  -
      Real estate exit costs                                          33                  -               33                  -
      Severance and other costs                                      415                  -              415                  -
                                                           -------------     --------------    -------------      -------------
                                                                  14,415                  -           14,415                  -

                                                           -------------     --------------    -------------      -------------
Balance, end of period                                     $       3,585     $            -    $       3,585      $           -
                                                           =============     ==============    =============      =============

Note 3 - Inventories

     Inventories consisted of the following:

                                                     July 28,               October 28,
In thousands                                           2001                    2000
                                                    ---------               -----------
Raw materials....................................   $  31,714                $  32,932
Work in process..................................       9,462                    9,094
Finished goods...................................      10,628                    7,841
                                                    ---------                ---------
                                                    $  51,804                $  49,867
                                                    =========                =========

Note 4 - Earnings Per Share

     The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share:

                                                               Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                                           ----------------------------       -----------------------------
In thousands,                                                July 28,        July 29,           July 28,         July 29,
except per-share data                                          2001            2000               2001             2000
                                                           ------------    ------------       ------------     ------------
Net earnings (loss)..........................              $    (11,072)   $      2,687       $    (10,212)    $      7,099

Weighted average shares outstanding..........                     8,842           8,715              8,828            8,710
Assumed exercise of options..................                         -              50                  -               62
                                                           ------------    ------------       ------------     ------------
Weighted average diluted shares
       outstanding...........................                     8,842           8,765              8,828            8,772
                                                           ============    ============       ============     ============
Basic earnings (loss) per share..............              $      (1.25)   $       0.31       $      (1.16)    $       0.81
                                                           ============    ============       ============     ============
Diluted earnings (loss) per share............              $      (1.25)   $       0.31       $      (1.16)    $       0.81
                                                           ============    ============       ============     ============

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

Note 5 - Comprehensive Income

     Comprehensive income includes, in addition to net earnings, the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                                   Thirteen Weeks Ended           Thirty-Nine Weeks Ended
                                               ----------------------------     ----------------------------
                                                 July 28,        July 29,         July 28,        July 29,
                                                   2001            2000             2001            2000
                                               ------------    ------------     ------------    ------------
Net earnings (loss)                            $    (11,072)   $      2,687     $    (10,212)   $      7,099
Other comprehensive income (loss)                         -            (304)             454            (234)
                                               ------------    ------------     ------------    ------------
Comprehensive income (loss)                    $    (11,072)   $      2,383     $     (9,758)   $      6,865
                                               ============    ============     ============    ============

Note 6 - Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is currently evaluating SFAS No. 142 and has not determined if it will be adopted on November 4, 2001 or November 3, 2002.

     Emerging Issues Task Force ("EITF") Issue No. 00-10 "Accounting for Shipping and Handling Fees and Costs" requires that all amounts billed to customers in sale transactions related to shipping and handling represent revenues earned for the goods provided and should be classified as such. Upon adoption, comparative financial statements for the prior periods must comply with the classification guidelines of the issue. This conclusion becomes effective for the Company during the fourth quarter of fiscal year 2001. The adoption of EITF Issue No. 00-10 would have increased both net sales and cost of sales by $3,793 and $3,797 for the thirteen weeks ended July 28, 2001 and July 29, 2000, respectively, and $11,477 and $11,244 for the thirty-nine weeks ended July 28, 2001 and July 29, 2000, respectively.

Note 7 - Derivative Instruments

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

      The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments and to reduce borrowing costs. The Company has two interest rate swap agreements that modify the interest rate characteristics without changing the underlying principal amount. At July 28, 2001, the Company has an interest rate collar agreement with a notional amount of $35 million that provides a 5.25% floor and an 8% cap for LIBOR rates. The Company makes payments when interest rates fall below the floor level and receives payments when interest rates rise above the cap. Also at July 28, 2001, the Company has an interest rate swap agreement with a notional amount of $65 million that has the Company paying a swap rate of 11.26% and receiving a swap rate of 11.375% through June 2004.

Note 8 - Guarantor Subsidiaries

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

                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                       For the Thirteen Weeks Ended July 28, 2001

                                                      Parent         Total         Total
                                                      Company      Guarantor   Non-Guarantor Eliminations    Total
                                                   -------------------------------------------------------------------
Net sales                                            $       -     $  71,446     $  4,557      $ (2,772)   $  73,231
Cost of sales, including nonrecurring items                  -        58,701        4,856        (2,772)      60,785
Selling, general and administrative expenses                 -        13,674          284             -       13,958
Special and nonrecurring items                               -        12,000            -             -       12,000
                                                   -------------------------------------------------------------------
      Operating profit (loss)                                -       (12,929)        (583)            -      (13,512)
Equity in earnings (loss) of subsidiary                (11,072)            -            -        11,072            -
Interest expense, net                                        -         4,134           46             -        4,180
Minority interest in consolidated subsidiary                 -           (13)           -             -          (13)
                                                   -------------------------------------------------------------------
      Earnings (loss) before income taxes              (11,072)      (17,050)        (629)       11,072      (17,679)
Income tax expense (benefit)                                 -        (6,349)        (258)            -       (6,607)
                                                   -------------------------------------------------------------------
      Net earnings (loss)                            $ (11,072)    $ (10,701)    $   (371)     $ 11,072    $ (11,072)
                                                   ===================================================================


                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                       For the Thirteen Weeks Ended July 29, 2000

                                                      Parent         Total         Total
                                                      Company      Guarantor   Non-Guarantor Eliminations    Total
                                                   -------------------------------------------------------------------
Net sales                                            $       -     $  75,481     $  5,500      $ (2,877)   $  78,104
Cost of sales                                                -        54,948        4,683        (2,877)      56,754
Selling, general and administrative expenses                 -        11,941          479             -       12,420
                                                   -------------------------------------------------------------------
      Operating profit                                       -         8,592          338             -        8,930
Equity in earnings of subsidiary                         2,687             -            -        (2,687)           -
Interest expense, net                                        -         4,200           51             -        4,251
Minority interest in consolidated subsidiary                 -            37            -             -           37
                                                   -------------------------------------------------------------------
      Earnings before income taxes                       2,687         4,355          287        (2,687)       4,642
Income tax expense                                           -         1,899           56             -        1,955
                                                   -------------------------------------------------------------------
      Net earnings                                   $   2,687     $   2,456     $    231      $ (2,687)   $   2,687
                                                   ===================================================================

                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                      For the Thirty-Nine Weeks Ended July 28, 2001

                                                     Parent          Total            Total
                                                     Company       Guarantor      Non-Guarantor   Eliminations   Total
                                                  ------------------------------------------------------------------------
Net sales                                           $       -      $212,668          $ 14,013       $ (7,840)  $ 218,841
Cost of sales, including nonrecurring items                 -       162,766            13,282         (7,840)    168,208
Selling, general and administrative expenses                -        40,194             1,311              -      41,505
Special and nonrecurring items                              -        12,000                 -              -      12,000
                                                  ------------------------------------------------------------------------
      Operating profit (loss)                               -        (2,292)             (580)             -      (2,872)
Equity in earnings (loss) subsidiary                  (10,212)            -                 -         10,212           -
Interest expense, net                                       -        12,626               134              -      12,760
Minority interest in consolidated subsidiary                -          (110)                -              -        (110)
                                                  ------------------------------------------------------------------------
      Earnings (loss) before income taxes             (10,212)      (14,808)             (714)        10,212     (15,522)
Income tax expense (benefit)                                -        (4,961)             (349)             -      (5,310)
                                                  ------------------------------------------------------------------------
      Net earnings (loss)                           $ (10,212)     $ (9,847)         $   (365)      $ 10,212   $ (10,212)
                                                  ========================================================================


                                                 Falcon Products, Inc.
                                          Consolidating Statement of Earnings
                                      For the Thirty-Nine Weeks Ended July 29, 2000

                                                     Parent          Total            Total
                                                     Company       Guarantor      Non-Guarantor   Eliminations   Total
                                                  ------------------------------------------------------------------------
Net sales                                           $       -      $224,929          $ 15,894       $ (8,099)  $ 232,724
Cost of sales                                               -       163,126            13,737         (8,099)    168,764
Selling, general and administrative expenses                -        37,011             1,675              -      38,686
                                                  ------------------------------------------------------------------------
      Operating profit                                      -        24,792               482              -      25,274
Equity in earnings of subsidiary                        7,099             -                 -         (7,099)          -
Interest expense, net                                       -        12,686               129              -      12,815
Minority interest in consolidated subsidiary                -            23                 -              -          23
                                                  ------------------------------------------------------------------------
      Earnings before income taxes                      7,099        12,083               353         (7,099)     12,436
Income tax expense                                          -         5,137               200              -       5,337
                                                  ------------------------------------------------------------------------
      Net earnings                                  $   7,099      $  6,946          $    153       $ (7,099)  $   7,099
                                                  ========================================================================

                                                      Falcon Products, Inc.
                                                   Consolidating Balance Sheet
                                                       As of July 28, 2001

                                                     Parent             Total             Total
                                                     Company          Guarantor       Non-Guarantor    Eliminations       Total
                                                   --------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                   $      -         $   2,622         $     336        $       -      $   2,958
         Accounts receivable                                -            34,233             1,535                -         35,768
         Inventories                                        -            47,006             4,798                -         51,804
         Other current assets                               -             2,793               663                -          3,456
                                                   --------------------------------------------------------------------------------
               Total current assets                         -            86,654             7,332                -         93,986
         Property, plant and equipment, net                 -            30,924            11,994                -         42,918
         Investment in subsidiaries                    64,339                 -                 -          (64,339)            -
         Goodwill and other assets                          -           130,300                 -                -        130,300
                                                   --------------------------------------------------------------------------------
Total assets                                         $ 64,339         $ 247,878         $  19,326        $ (64,339)     $ 267,204
                                                   ================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                         $      -         $  46,319         $   3,311        $       -      $  49,630
         Long-term debt                                     -           146,795             1,340                -        148,135
         Other long-term liabilities                        -             5,100                 -                -          5,100
         Intercompany payable (receivable)                  -            (4,280)            4,280                -              -
                                                   --------------------------------------------------------------------------------
Total liabilities                                           -           193,934             8,931                -        202,865
Total stockholders' equity                             64,339            53,944            10,395          (64,339)        64,339
                                                   --------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $ 64,339         $ 247,878         $  19,326        $ (64,339)     $ 267,204
                                                   ================================================================================


                                                        Falcon Products, Inc.
                                                     Consolidating Balance Sheet
                                                       As of October 28, 2000
                                                     Parent             Total             Total
                                                     Company          Guarantor       Non-Guarantor    Eliminations       Total
                                                   -------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                   $      -         $   2,923         $  1,006         $       -      $  3,929
         Accounts receivable                                -            38,145            1,968                 -        40,113
         Inventories                                        -            45,910            3,957                 -        49,867
         Other current assets                               -             2,563              415                 -         2,978
                                                   -------------------------------------------------------------------------------
               Total current assets                         -            89,541            7,346                 -        96,887
         Property, plant and equipment, net                 -            38,273           11,624                 -        49,897
         Investment in subsidiaries                    74,677                -                 -           (74,677)            -
         Goodwill and other assets                          -           132,241                -                 -       132,241
                                                   -------------------------------------------------------------------------------
Total assets                                         $ 74,677         $ 260,055         $ 18,970         $ (74,677)     $279,025
                                                   ===============================================================================

Liabilities and Stockholders' Equity
         Current liabilities                         $      -         $  50,273         $  3,293         $       -      $ 53,566
         Long-term debt                                     -           144,587            1,353                 -       145,940
         Other long-term liabilities                        -             4,842                -                 -         4,842
         Intercompany payable (receivable)                  -            (3,564)           3,564                 -             -
                                                   -------------------------------------------------------------------------------
Total liabilities                                           -           196,138            8,210                 -       204,348
Total stockholders' equity                             74,677            63,917           10,760           (74,677)       74,677
                                                   -------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $ 74,677         $ 260,055         $ 18,970         $ (74,677)     $279,025
                                                   ===============================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirty-Nine Weeks Ended July 28, 2001

                                                     Parent             Total             Total
                                                     Company          Guarantor       Non-Guarantor    Eliminations       Total
                                                   -------------------------------------------------------------------------------
Cash provided by (used in) operating activities      $      -         $   1,070         $   (517)        $       -      $    553
                                                   -------------------------------------------------------------------------------

Cash flows from investing activities
     Additions to property, plant and equipment,
       net                                                  -            (4,236)            (655)                -        (4,891)
     Cash received from (contributed to) parent           580              (580)               -                 -             -
                                                   -------------------------------------------------------------------------------
Cash provided by (used in) investing activities           580            (4,816)            (655)                -        (4,891)
                                                   -------------------------------------------------------------------------------

Cash flows from financing activities
     Common stock issuances                               475                 -                -                 -           475
     Cash dividends                                    (1,055)                -                -                 -        (1,055)
     Additions to long-term debt, net                       -             3,445              502                 -         3,947
                                                   -------------------------------------------------------------------------------
Cash provided by (used in) financing activities          (580)            3,445              502                 -         3,367
                                                   -------------------------------------------------------------------------------
Decrease in cash and cash equivalents                $      -         $    (301)        $   (670)        $       -      $   (971)
                                                   ===============================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirty-Nine Weeks Ended July 29, 2000

                                                     Parent             Total             Total
                                                     Company          Guarantor       Non-Guarantor    Eliminations       Total
                                                   -------------------------------------------------------------------------------
Cash provided by (used in) operating activities      $      -         $  8,206          $    (80)        $       -      $  8,126
                                                   -------------------------------------------------------------------------------

Cash flows from investing activities
     Additions to property, plant and equipment,
       net                                                  -           (4,786)             (208)                -        (4,994)
     Cash received from (contributed to) parent           513             (513)                -                 -             -
                                                   -------------------------------------------------------------------------------
Cash provided by (used in) investing activities           513           (5,299)             (208)                -        (4,994)
                                                   -------------------------------------------------------------------------------

Cash flows from financing activities
     Common stock issuances                               532                -                  -                -           532
     Cash dividends                                    (1,045)               -                  -                -        (1,045)
     Repayment of long-term debt, net                       -           (3,216)             (122)                -        (3,338)
                                                   -------------------------------------------------------------------------------
Cash used in financing activities                        (513)          (3,216)             (122)                -        (3,851)
                                                   -------------------------------------------------------------------------------
Decrease in cash and cash equivalents                $      -         $   (309)         $   (410)        $       -      $   (719)
                                                   ===============================================================================

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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                            Thirteen Weeks              Thirty-Nine Weeks
                                                                                Ended                         Ended
                                                                      -------------------------     ------------------------
                                                                       July 28,       July 29,       July 28,       July 29,
                                                                         2001           2000           2001           2000
                                                                       --------       --------       --------       --------

Net sales                                                              100.0 %        100.0 %        100.0 %        100.0 %
Cost of sales, including nonrecurring items                             83.0           72.7           76.9           72.5
                                                                       -------        -------        -------        -------
Gross margin                                                            17.0           27.3           23.1           27.5
Selling, general and administrative expenses                            19.1           15.9           18.9           16.6
Special and nonrecurring items                                          16.4             -             5.5              -
                                                                       -------        -------        -------        -------
Operating profit (loss)                                                (18.5)          11.4           (1.3)          10.9
Interest expense, net                                                    5.7            5.5            5.8            5.5
                                                                       -------        -------        -------        -------
Earnings (loss) before income taxes                                    (24.2)           5.9           (7.1)           5.4
Income tax expense (benefit)                                            (9.1)           2.5           (2.4)           2.3
                                                                       -------        -------        -------        -------
Net earnings (loss)                                                    (15.1)%          3.4 %         (4.7)%          3.1 %
                                                                       =======        =======        =======        =======

Thirteen weeks ended July 28, 2001, compared to the thirteen weeks ended July 29, 2000

     During the third quarter of 2001, the Company recorded a pre-tax charge of $18.0 million, $11.2 million after-tax, for special and nonrecurring items. The charges are a result of the Company's strategic initiatives to consolidate its manufacturing operations and eliminate several duplicative and non-performing product lines. The Company will close its Statesville, North Carolina facility and significantly downsize its Zacatecas, Mexico facility and transfer production into the Company's other plants. This charge includes costs associated with asset write-downs and dispositions, real estate holding exit costs, employee severance and other related costs associated with exiting the closed facilities. Cost of sales includes a $6.0 million charge to write-down the carrying value of inventory.

     The Company reported a net loss of $11.1 million in the third quarter of fiscal 2001 compared to $2.7 million of net earnings in the same period of 2000. Net earnings (loss) per share were $(1.25) in 2001, and $0.31 in 2000. The decrease in net earnings is primarily attributable to the special and nonrecurring charge. Net earnings, before the special and nonrecurring item, were $88,000 or $0.01 per share, in the third quarter of 2001, compared with $2.7 million, or $0.31 per share for 2000. The decrease in net earnings is discussed in the following paragraphs. Weighted average shares outstanding was 8.8 million shares in both the third quarter of 2001 and 2000.

     Net sales for the third quarter of 2001 were $73.2 million, a decrease of 6.2% from the 2000 third quarter net sales of $78.1 million. The decrease is primarily the result of a decline in sales in the hospitality market related to a softening in the hospitality market due to a decline in new construction and a deferral of hotel refurbishments.

     Cost of sales was $60.8 million for the 2001 third quarter, an increase of 7.1% from $56.8 million in the third quarter of 2000. Excluding the special and nonrecurring charge, cost of sales was $54.8 million for the 2001 third quarter, a 3.5% decrease from $56.8 million in the third quarter of 2000. Gross margin decreased to $12.4 million for the third quarter of 2001, from $21.4 million in the same quarter of 2000. Gross margin as a percentage of net sales decreased to 17.0% in 2001, compared to 27.3% in 2000. Excluding the special and nonrecurring charge, gross margin and gross margin as a percentage of net sales were $18.4 million and 25.2%, respectively, in the third quarter of 2001 and $21.4 million and 27.3%, respectively, in the third quarter of 2000. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead adsorption at the manufacturing plants. In addition, gross margin was negatively affected by product mix and pricing pressures, primarily in the hospitality market.

     Selling, general and administrative expenses were $14.0 million in the third quarter of 2001, compared to $12.4 million in the third quarter of 2000. Selling, general and administrative expenses as a percentage of net sales were 19.1% for the third quarter of 2001, compared to 15.9% for the third quarter of 2000. The increase is a result of the addition of Epic Furniture Group and increased spending for marketing programs and information systems infrastructure support, partially offset by a reduction in variable selling expenses related to the decline in sales.

     The effective income tax rate for both quarters includes non tax-deductible goodwill amortization associated with prior acquisitions.

Thirty-nine weeks ended July 28, 2001, compared to the thirty-nine weeks ended July 29, 2000

     As previously reported, during the third quarter of 2001, the Company recorded a pre-tax charge of $18.0 million, $11.2 million after-tax, for special and nonrecurring items. Cost of sales includes a $6.0 million charge to write-down the carrying value of inventory.

     Net earnings (loss) were $(10.2) million in the first nine months of fiscal 2001, and $7.1 million in 2000. Net earnings per share decreased to $(1.16) in 2001 from $0.81 in 2000. The decrease in net earnings is primarily attributable to the special and nonrecurring charge. Net earnings, before the special and nonrecurring item, were $0.9 million, or $0.11 per share, for the thirty-nine weeks ended July 28, 2001, and $7.1 million, or $0.81 per share for the thirty-nine weeks ended July 29, 2000, a decrease of 86.7% and 86.4% respectively. The decrease in net earnings is discussed in the following paragraphs. Weighted average shares outstanding was 8.8 million shares in both the first nine months of 2001 and 2000.

     Net sales for the first nine months of 2001 were $218.8 million, a decrease of 6.0% from the 2000 first nine months net sales of $232.7 million. The decrease is a result of a softening in the hospitality market and a decrease in sales to quick service restaurants.

     Cost of sales was $168.2 million for the 2001 first nine months, a decrease of 0.3% from $168.8 million in the first nine months of 2000. Cost of sales, excluding the special and nonrecurring charge, was $162.2 million for the first nine months of 2001, a 3.9% decrease from $168.8 million for the first nine months of 2000. Gross margin decreased to $50.6 million for the first nine months of 2001, from $64.0 million in the first nine months of 2000. Gross margin as a percentage of net sales decreased to 23.1% in 2001, compared to 27.5% in 2000. Excluding the special and nonrecurring charge, gross margin and gross margin as a percentage of net sales were $56.6 million and 25.9%, respectively, in the first nine months of 2001 and $64.0 million and 27.5% respectively, in the first nine months of 2000. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead adsorption at the manufacturing plants. In addition, gross margin was negatively impacted by product mix and pricing pressures, primarily in the hospitality market.

     Selling, general and administrative expenses were $41.5 million in the first nine months of 2001, compared to $38.7 million in the first nine months of 2000. Selling, general and administrative expenses as a percentage of net sales were 18.9% for the first nine months of 2001, compared to 16.6% for the first nine months of 2000. The increase is a result of the addition of Epic Furniture Group and increased spending for marketing programs and information systems infrastructure support, partially offset by a reduction in variable selling expenses related to the decline in sales.

     The effective income tax rate for both the first nine months of 2001 and 2000 includes non tax-deductible goodwill amortization associated with prior acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at July 28, 2001, was $44.4 million compared with $43.3 million at October 28, 2000. The Company's ratio of current assets to current increased 1.9 to 1.0 at July 28, 2001 from 1.8 to
1.0 at October 28, 2000.

     Inventories were $51.8 million at July 28, 2001, compared to $49.9 million at October 28, 2000, a 3.9% increase. Inventories increased for several reasons: inventories are typically at their lowest level at fiscal year-end due to the timing of the business cycle; seasonal purchases of raw lumber; an investment in inventory to support a new joint venture, Epic Furniture Group; and a decision to in-source some of the manufacturing that had previously been performed by outside vendors.

     Cash flow activity for the first nine months of fiscal 2001 is presented in the Consolidated Statements of Cash Flows. During the thirty-nine weeks ended July 28, 2001, the Company provided $0.6 million of cash from its operating activities. During the first nine months of 2001, the Company incurred $4.9 million in capital expenditures.

     The Company has a $30.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. During the thirty-nine weeks ended July 28, 2001, the Company borrowed against the revolver and had $6.3 million outstanding at July 28, 2001.

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

     EBITDA, excluding the special and nonrecurring charge, was $23.1 million for the first nine months of 2001, a 27.4 % decrease from $31.9 million, for the first nine months of 2000. EBITDA margins decreased to 10.6% of sales for the first nine months of 2001 from 13.7% the first nine months of 2000.

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

           (a) Exhibits

               Third Amendment to the Credit Agreement.

           (b) Reports on Form 8-K

               None.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FALCON PRODUCTS, INC.

Date: September 10, 2001                         /s/ Franklin A. Jacobs
                                                 ----------------------
                                                 Franklin A. Jacobs
                                                 Chief Executive Officer
                                                 and Chairman of the Board


Date: September 10, 2001                         /s/ Michael J. Dreller
                                                 ----------------------
                                                 Michael J. Dreller
                                                 Vice President and
                                                 Chief Financial Officer