Form 10-K405
period 2001-11-03
FALCON PRODUCTS INC /DE/
filed 2002-01-30
CIK 34339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 3, 2001

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

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

    As of January 15, 2002, the Registrant had 8,879,563 shares of Common Stock outstanding. The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 15, 2002, was $61.2 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended November 3, 2001 are incorporated herein by reference into Parts II and IV of this Report.

    Portions of the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held March 14, 2002, are incorporated herein by reference into Part III of this Report.



                                  TABLE OF CONTENTS
                                                                               PAGE
                                                                               ----
PART I
------
                     ITEM 1.    Business....................................     3
                     ITEM 2.    Properties..................................     8
                     ITEM 3.    Legal Proceedings...........................     8
                     ITEM 4.    Submission of Matters to a Vote of Security
                                Holders.....................................     9
                     ITEM 4A.   Executive Officers of the Registrant........     9

PART II
-------
                     ITEM 5.    Market for the Registrant's Common Equity
                                and Related Stockholder Matters.............    10
                     ITEM 6.    Selected Financial Data.....................    10
                     ITEM 7.    Management's Discussion and Analysis of
                                Financial Condition and Results of
                                Operations..................................    11
                     ITEM 7A.   Quantitative and Qualitative Disclosures
                                About Market Risk...........................    11
                     ITEM 8.    Financial Statements and Supplementary
                                Data........................................    11
                     ITEM 9.    Changes in and Disagreements with
                                Accountants on Accounting and Financial
                                Disclosure..................................    11

PART III
--------
                     ITEM 10.   Directors and Executive Officers of the
                                Registrant..................................    11
                     ITEM 11.   Executive and Director Compensation.........    11
                     ITEM 12.   Security Ownership of Certain Beneficial
                                Owners and Management.......................    11
                     ITEM 13.   Certain Relationships and Related
                                Transactions................................    11

PART IV
-------
                     ITEM 14.   Exhibits, Financial Statement Schedules and
                                Reports on Form 8-K.........................    12

SIGNATURES                      ............................................    18
----------

EXHIBIT INDEX                   ............................................    19
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

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    The Company designs, manufactures and markets an extensive line of furniture and related products for the food service, contract office, hospitality, healthcare and education markets, including metal and wood chairs, folding tables, table bases, table tops, booths, casegoods and interior decor systems. The Company manufactures most of its products to customer order from basic raw materials. The Company markets its products to a wide variety of customers, including wholesale distributors, buying groups, architecture and design firms, office furniture dealers and end-users, through a combination of its own direct factory sales force and independent manufacturer's representatives.

PRODUCTS

    The Company's principal products consist of an extensive line of furniture and related products, including wood, metal and rattan chairs, banquet and conference tables, table tops, table bases, booths, casegoods and other related products.

    The Company markets its seating products under the Falcon, Charlotte, Decor Concepts, Epic, KD/Context, Shelby Williams, The Chair Source and Thonet brand names.

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

         Other Products. The Company also manufactures portable dance floors and platforms, food service carts, as well as a full range of vinyl wall coverings. The Company markets these products under the Sellers & Josephson and King Arthur brand names.

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

    - exhibiting its products at national and regional furniture shows and at seven showrooms throughout the United States;

    - maintaining regular contact with key customers; and

    - conducting ongoing surveys to determine customer satisfaction.

    Alliance Program. The Company's office and other furniture products are also marketed through the Company's Alliance Program, a network of over 400 independent office furniture dealers. Alliance Program dealers distribute the Company's furniture products to a wide variety of commercial users and office furniture retailers and provide the Company with access to incremental sales opportunities. The Company utilizes its direct factory sales force and independent sales representatives, under the supervision of the Company's Vice President - Contract, to call upon existing and prospective Alliance Program dealers.

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

    Distribution of the Company's products in Asia and the Pacific Rim is achieved through distribution arrangements in Japan, Hong Kong, and South Korea. The Company's Falcon Products (Shenzhen) Limited, subsidiary located in Shenzhen, The Peoples Republic of China ("Falcon China") markets table tops and millwork to support customers throughout the Asia Pacific region. The Company's international sales efforts are supported by dedicated customer service personnel. During 2001, 2000, and 1999, foreign operations and export sales were $22.4, $25.0, and $18.6, million, respectively. Of these amounts, $9.3 million, $9.7 million and $9.0 million of sales in 2001, 2000, and 1999, respectively, were made directly from the Company's Falcon Mimon, Howe Europe, and Falcon China locations.

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

    The Company's manufacturing facilities are strategically located throughout the United States and internationally to meet the requirements of its customers and its distribution network. The Company's products are manufactured at its facilities in the United States in Newport and Morristown, Tennessee, Belmont and Canton, Mississippi, and Englewood and Carlstadt, New Jersey, and internationally in Mimon, Czech Republic, Juarez and Zacatecas, Mexico, Shenzhen, The People's Republic of China and Middlefart, Denmark.

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

BACKLOG

    As of November 3, 2001, the Company's backlog of orders for its products believed to be firm was approximately $49.7 million, as compared to $52.7 million at October 28, 2000. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

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

EMPLOYEES

    As of November 3, 2001, the Company employed approximately 2,470 persons in its seven domestic manufacturing facilities and support locations, 420 in its manufacturing facilities in Mexico, 35 in China, 35 in Denmark, and 320 in its manufacturing facility in Mimon, Czech Republic. Approximately 220 persons were employed in sales, 200 persons in administration and 2,860 in manufacturing.

TRADEMARKS AND PATENTS

    The Company has registered the "FALCON"(R), "CHARLOTTE"(R), "HOWE"(R), "JOHNSON TABLES"(R), "SHELBY WILLIAMS"(R), "KING ARTHUR"(R), "STERNO"(R) (licensed in perpetuity), "THONET"(R), "PHILOCRAFT"(R), "EPIC"(R) and "SELLERS & JOSEPHSON"(R) trademarks, in addition to numerous other trademarks, with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received mechanical patents on certain of its furniture mechanisms and components. The Company believes that while its patents and trademarks have value, it is not dependent upon patents, trademarks, servicemarks or copyrights.

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

ITEM 2. PROPERTIES.

    The following table provides information with respect to each of the Company's manufacturing facilities:

                                    BUILDING AREA
         LOCATION                   (SQUARE FEET)             PRODUCTS                  LEASE/OWNERSHIP TERMS
---------------------------         -------------   ---------------------------   -------------------------------------
Domestic
St. Louis, Missouri                     60,000      Principal executive offices   Leased, expiring in July 2015.

Morristown, Tennessee                  744,000      Wood and metal chairs and     Owned.
                                                    rattan/wicker products

Canton, Mississippi                    406,000      Wood chairs and upholstered   Approximately 238,100 square feet
                                                    seating                       owned and 167,900 square feet leased
                                                                                  under certain leases expiring from
                                                                                  January 2009 through May 2010.

Newport, Tennessee                     377,800      Table bases, table tops,      Leased, (1) 307,800 square feet
                                                    millwork, casegoods, and      expiring in December 31, 2011,
                                                    booths                        with two five-year renewal options
                                                                                  and (2) 70,000 square feet
                                                                                  expiring in June 30, 2011, with two
                                                                                  five-year renewal options.

Statesville, North Carolina            327,000      Previously, manufactured      Owned. Held for sale.
                                                    wood and metal chairs,
                                                    banquet tables and dance
                                                    floors

Belmont, Mississippi                   227,000      Metal chairs, fiberglass      Own 176,000 square feet in
                                                    seating, banquet tables       four Contiguous buildings; Lease
                                                    and dance floors              51,000 square feet expiring in
                                                                                  November 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended November 3, 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT*.

    As of January 15, 2002, the Executive Officers of the Company are:


       NAME                                    POSITION                             AGE
------------------   ------------------------------------------------------------   ---

Franklin A. Jacobs   Chairman of the Board since 1971; President from 1957 to       69
                     May 1981 and again from January 1984 to December 1995.

David L. Morley      President and Chief Operating Officer since December 2000;     45
                     prior to joining the Company, Senior Vice President of
                     Monsanto Company from 1998 to 2000; President - Nutrition
                     and Consumer Products Company of Monsanto Company from 1997 to 1998; Vice President - Americas Ag Sector of Monsanto
                     Company from 1995 to 1997.

Stephen E. Cohen     Vice President - Sales and Marketing since August 1998;        33
                     Vice President - Sales from November 1996 to August 1998;
                     Vice President - Sales Western Region from October 1995 to
                     November 1996.

Michael J. Dreller   Vice President - Finance and Chief Financial Officer,          39
                     Secretary and Treasurer since January 1996.

Michael J. Kula      Vice President - Corporate Technology & Development since      52
                     November 1998; Vice President - Operations from July 1996 to
                     November 1998; prior to joining the Company, Senior Vice
                     President - Operations of the Gunlocke Company, a subsidiary of HON Industries, Inc. a manufacturer of office furniture, from January 1994 to July 1996.

David K. Denner      Vice President - Operations since January 2002; prior to       47
                     joining the Company, Plant Manager of Astaris from 2000 to
                     2001; Executive Vice President - Manufacturing Operations
                     of Angus Chemical Company from 1997 to 1999; Vice President
                     - Operations of Angus Chemical Company from 1994 to 1996.


Each officer is elected annually by the Board of Directors.

------------
* This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of 1934.

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

                                        MARKET PRICE
                                 --------------------------    DIVIDENDS
                                     HIGH           LOW        PER SHARE
                                 -----------    -----------  -------------
Year ended November 3, 2001:
          First Quarter            $  8.25        $  6.88        $ .04
          Second Quarter             10.00           7.50          .04
          Third Quarter               8.60           6.84          _
          Fourth Quarter              7.50           4.90          _

Year ended October 28, 2000:
          First Quarter            $  9.31        $  8.63        $ .04
          Second Quarter             13.44           9.13          .04
          Third Quarter              11.81           9.44          .04
          Fourth Quarter             10.13           7.88          .04

    The Company's Common Stock closing sales price on January 15, 2002 was
    $6.89.

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

    (c) Approximate Number of Holders of Common Stock

    The approximate number of holders of record of the Company's Common Stock as of January 15, 2002, was 728.

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

ITEM 6. SELECTED FINANCIAL DATA

    The selected financial data contained in the Registrant's Annual Report for the fiscal year ended on November 3, 2001 (the "2001 Annual Report") is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2001 Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements together with the notes thereto and the report of independent public accountants (as set forth in Part IV, Item 14 (a) (1)) in the 2001 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 2001 Annual Report is also incorporated herein by reference and contained herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 2002 Annual Meeting of Stockholders to be held March 14, 2002 (the "Proxy Statement"), is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements

    The following Consolidated Financial Statements of the Company included in the 2001 Annual Report are incorporated by reference in Part II, Item 8:

                                                                                   ANNUAL REPORT
                                                                                   PAGE REFERENCE
                                                                                  ----------------
     Consolidated Statements of Earnings for the years ended November 3,
        2001, October 28, 2000, and October 30, 1999.                                   17

     Consolidated Balance Sheets as of November 3, 2001 and October 28, 2000.           18

     Consolidated Statements of Stockholders' Equity for the years ended
        November 3, 2001, October 28, 2000 and October 30, 1999.                        19

     Consolidated Statements of Cash Flows for the years ended, November 3,
        2001, October 28, 2000, and October 30, 1999.                                   20

     Notes to Consolidated Financial Statements                                         21

     Report of Independent Public Accountants                                           30


    (a) 2. Financial Statement Schedules

        Report of Independent Public Accountants

        The following financial statement schedules are included in Item 14 on pages 14-17 of this Report:

        Schedule I-Guarantor and Non-guarantor financial statements for the years ended November 3, 2001, October 28, 2000, and October 30, 1999.

        Schedule II-Valuation and Qualifying Accounts for the years November 3, 2001, October 28, 2000, and October 30, 1999.

    (a) 3. Exhibits:

        See Exhibit Index on pages 19 through 20 of this Report.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 3, 2001.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                    ----------------------------------------

TO FALCON PRODUCTS, INC.:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements included in Falcon Products, Inc. 2001 Annual Report to Stockholders incorporated by reference in this Form 10-K, and have issued our report thereon dated December 14, 2001. Our audit was made for the purpose of forming an opinion on those financial statements taken as a whole. Schedule I and Schedule II included in this Form 10-K are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                      /s/ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 14, 2001

                                             FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                   SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                      FALCON PRODUCTS, INC.
                                          CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                               FOR THE YEAR ENDED NOVEMBER 3, 2001
                                            Parent            Total            Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Net sales                                $           -    $     304,751    $        20,167     $      (10,802)    $     314,116
Cost of sales, including nonrecurring
 items                                               -          236,342             17,732            (10,802)          243,272
Special and nonrecurring items                       -           12,642                  -                  -            12,642
Selling, general and administrative                  -           53,693              2,479                  -            56,172
                                         -------------    -------------    ---------------     --------------     -------------
        Operating profit                             -            2,074                (44)                 -             2,030
Equity in loss of subsidiaries                 (10,771)               -                  -             10,771                 -
Minority interest in consolidated
 subsidiary                                          -             (133)                 -                  -              (133)
Interest expense                                     -           16,972                177                  -            17,149
                                         -------------    -------------    ---------------     --------------     -------------
        Net earnings loss before
         income taxes                          (10,771)         (14,765)              (221)            10,771           (14,986)
Income tax expense (benefit)                         -           (4,032)              (183)                 -            (4,215)
                                         -------------    -------------    ---------------     --------------     -------------
        Net earnings (loss)              $     (10,771)   $     (10,733)   $           (38)    $       10,771     $     (10,771)
                                         =============    =============    ===============     ==============     =============

                                                      FALCON PRODUCTS, INC.
                                          CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                               FOR THE YEAR ENDED OCTOBER 28, 2000
                                             Parent           Total            Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Net sales                                $           -    $     321,346    $        20,401     $      (10,669)    $     331,078
Cost of sales                                        -          237,209             17,360            (10,669)          243,900
Selling, general and administrative                  -           51,360              2,427                  -            53,787
                                         -------------    -------------    ---------------     --------------     -------------
        Operating profit                             -           32,777                614                  -            33,391
Equity of earnings of subsidiaries               9,196                -                  -             (9,196)                -
Minority interest in consolidated
 subsidiary                                          -               (2)                 -                  -                (2)
Interest expense                                     -           16,971                178                  -            17,149
                                         -------------    -------------    ---------------     --------------     -------------
        Net earnings before income
         taxes                                   9,196           15,808                436             (9,196)           16,244
Income tax expense                                   -            6,768                280                  -             7,048
                                         -------------    -------------    ---------------     --------------     -------------
        Net earnings                     $       9,196    $       9,040    $           156     $       (9,196)    $       9,196
                                         =============    =============    ===============     ==============     =============

                                                      FALCON PRODUCTS, INC.
                                          CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                               FOR THE YEAR ENDED OCTOBER 30, 1999
                                            Parent            Total            Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Net sales                                $           -    $     223,192    $        22,008     $      (12,181)    $     233,019
Cost of sales, including nonrecurring
 items                                               -          167,356             19,341            (12,181)          174,516
Special and nonrecurring items                       -           10,500                  -                  -            10,500
Selling, general and administrative                  -           37,684              1,605                  -            39,289
                                         -------------    -------------    ---------------     --------------     -------------
        Operating profit                             -            7,652              1,062                  -             8,714
Equity in earnings of subsidiaries                 584                -                  -               (584)                -
Minority interest in consolidated
 subsidiary                                          -              (24)                 -                  -               (24)
Interest expense                                     -            7,189                 92                  -             7,281
                                         -------------    -------------    ---------------     --------------     -------------
        Net earnings before income
         taxes                                     584              487                970               (584)            1,457
Income tax expense                                   -              569                304                  -               873
                                         -------------    -------------    ---------------     --------------     -------------
        Net earnings                     $         584    $         (82)   $           666     $         (584)    $         584
                                         =============    =============    ===============     ==============     =============

                                             FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                   SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                      FALCON PRODUCTS, INC.
                                              CONSOLIDATING CONDENSED BALANCE SHEET
                                                        NOVEMBER 3, 2001
                                             Parent           Total             Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Assets
     Cash and cash equivalents           $           -    $       1,505    $           165     $            -     $       1,670
     Accounts receivable                             -           32,740              2,528                  -            35,268
     Inventories                                     -           44,532              4,692                  -            49,224
     Other assets                                    -            6,068                909                  -             6,977
                                         -------------    -------------    ---------------     --------------     -------------
         Total current assets                        -           84,845              8,294                  -            93,139
     Property plant and equipment, net               -           30,460             12,074                  -            42,534
     Investment in subsidiaries                 60,041                -                  -            (60,041)                -
     Intangibles and other assets                    -          131,794                  -                  -           131,794
                                         -------------    -------------    ---------------     --------------     -------------
Total assets                             $      60,041    $     247,099    $        20,368     $      (60,041)    $     267,467
                                         =============    =============    ===============     ==============     =============

Liabilities and Stockholders' Equity
     Current liabilities                 $           -    $      57,284    $         3,583     $            -     $      60,867
     Long-term debt                                  -          135,110              1,351                  -           136,461
     Other long-term liabilities                     -           10,098                  -                  -            10,098
     Intercompany payable (receivable)               -           (4,712)             4,712                  -                 -
                                         -------------    -------------    ---------------     --------------     -------------
Total liabilities                                    -          197,780              9,646                  -           207,426
                                         -------------    -------------    ---------------     --------------     -------------
Stockholders' equity                            60,041           49,319             10,722            (60,041)           60,041
                                         -------------    -------------    ---------------     --------------     -------------
Total liabilities and stockholders'
 equity                                  $      60,041    $     247,099    $        20,368     $      (60,041)    $     267,467
                                         =============    =============    ===============     ==============     =============


                                                      FALCON PRODUCTS, INC.
                                              CONSOLIDATING CONDENSED BALANCE SHEET
                                                        OCTOBER 28, 2000
                                             Parent           Total             Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Assets
        Cash and cash equivalents        $           -    $       2,923    $         1,006     $            -     $       3,929
        Accounts receivable                          -           38,145              1,968                  -            40,113
        Inventories                                  -           45,910              3,957                  -            49,867
        Other assets                                 -            2,563                415                  -             2,978
                                         -------------    -------------    ---------------     --------------     -------------
               Total current assets                  -           89,541              7,346                  -            96,887
        Property plant and equipment,
         net                                         -           38,273             11,624                  -            49,897
        Investment in subsidiaries              74,677                -                  -            (74,677)                -
        Intangibles and other assets                 -          132,241                  -                  -           132,241
                                         -------------    -------------    ---------------     --------------     -------------
Total assets                             $      74,677    $     260,055    $        18,970     $      (74,677)    $     279,025
                                         =============    =============    ===============     ==============     =============

Liabilities and Stockholders' Equity
        Current liabilities              $           -    $      50,273    $         3,293     $            -     $      53,566
        Long-term debt                               -          144,587              1,353                  -           145,940
        Other long-term liabilities                  -            4,842                  -                  -             4,842
        Intercompany payable
         (receivable)                                -           (3,564)             3,564                  -                 -
                                         -------------    -------------    ---------------     --------------     -------------
Total liabilities                                    -          196,138              8,210                  -           204,348
                                         -------------    -------------    ---------------     --------------     -------------
Stockholders' equity                            74,677           63,917             10,760            (74,677)           74,677
                                         -------------    -------------    ---------------     --------------     -------------
Total liabilities and stockholders'
 equity                                  $      74,677    $     260,055    $        18,970     $      (74,677)    $     279,025
                                         =============    =============    ===============     ==============     =============

                                             FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                   SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                      FALCON PRODUCTS, INC.
                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                               FOR THE YEAR ENDED NOVEMBER 3, 2001
                                             Parent           Total             Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Net cash provided by (used in)
 operating activities                    $           -    $      11,303    $          (427)    $            -     $      10,876

Net cash provided by (used in)
 investing activities                              580           (5,857)              (528)                 -            (5,805)

Cash flows used in financing activities
        Common stock issuance                      475                -                  -                  -               475
        Cash dividends                          (1,055)               -                  -                  -            (1,055)
        Additions to (repayment of)
         long-term debt, net                         -           (6,864)               114                               (6,750)
                                         -------------    -------------    ---------------     --------------     -------------
Net cash provided by financing
 activities                                       (580)          (6,864)               114                  -            (7,330)
                                         -------------    -------------    ---------------     --------------     -------------
Net change in cash and cash equivalents  $           -    $      (1,418)   $          (841)    $            -     $      (2,259)
                                         =============    =============    ===============     ==============     =============

                                                      FALCON PRODUCTS, INC.
                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                               FOR THE YEAR ENDED OCTOBER 28, 2000

                                             Parent           Total             Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Net cash provided by (used in)
 operating activities                    $           -    $      19,832    $        (2,490)    $            -     $      17,342

Net cash provided by (used in)
 investing activities                              866           (8,198)             2,005                  -            (5,327)

Cash flows used in financing activities
        Common stock issuance                      528                -                  -                  -               528
        Cash dividends                          (1,394)               -                  -                  -            (1,394)
        Repayment of long-term debt,
         net                                         -           (9,610)              (488)                 -           (10,098)
                                         -------------    -------------    ---------------     --------------     -------------
Net cash used in financing activities             (866)          (9,610)              (488)                 -           (10,964)
                                         -------------    -------------    ---------------     --------------     -------------
Net change in cash and cash equivalents  $           -    $       2,024    $          (973)    $            -     $       1,051
                                         =============    =============    ===============     ==============     =============

                                                      FALCON PRODUCTS, INC.
                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOWS
                                               FOR THE YEAR ENDED OCTOBER 30, 1999
                                             Parent           Total             Total
                                            Company         Guarantor       Non-Guarantor       Eliminations          Total
                                            -------         ---------       -------------       ------------          -----
Net cash provided by operating
 activities                              $           -    $       4,230    $           726     $            -     $       4,956

Cash flows used in investing
 activities
        Acquisition, net of cash                     -         (136,870)              (231)                 -          (137,101)
        Capital expenditures, net                                (4,368)            (1,877)                              (6,245)
        Cash received from (contributed
         to) parent                              3,027           (3,027)                 -                  -                 -
                                         -------------    -------------    ---------------     --------------     -------------
Net cash provided by (used in)
 investing activities                            3,027         (144,265)            (2,108)                 -          (143,346)

Cash flows used in financing activities
        Common stock issuance                      700                -                  -                  -               700
        Treasury stock purchases                (3,017)               -                  -                  -            (3,017)
        Cash dividends                            (710)               -                  -                  -              (710)
        Additions to long-term debt,
         net                                         -          143,850              1,841                  -           145,691
              Debt issuance costs                    -           (6,582)                 -                  -            (6,582)
                                         -------------    -------------    ---------------     --------------     -------------
Net cash provided by financing
 activities                                     (3,027)         137,268              1,841                  -           136,082
                                         -------------    -------------    ---------------     --------------     -------------
Net change in cash and cash equivalents  $           -    $      (2,767)   $           459     $            -     $      (2,308)
                                         =============    =============    ===============     ==============     =============


                                        SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                          ADDITIONS
                                         BALANCE           CHARGED         ACQUISITIONS
                                           AT             TO COSTS             FROM            DEDUCTIONS         BALANCE
                                        BEGINNING            AND             ACQUIRED             FROM           AT END OF
(IN THOUSANDS)                          OF PERIOD         EXPENSES           COMPANIES          RESERVES           PERIOD
--------------                       ---------------   ---------------  ------------------  ----------------  ---------------
Allowance for doubtful
 accounts and anticipated returns:

Year ended November 3, 2001             $ 1,256           $   345           $    --            $  652(A)         $   949
                                        =======           =======           =======            ======            =======

Year ended October 28, 2000             $ 1,352           $   485           $    --            $  581(A)         $ 1,256
                                        =======           =======           =======            ======            =======

Year ended October 30, 1999             $   672           $   324           $   918            $  562(A)         $ 1,352
                                        =======           =======           =======            ======            =======

------------
(A) Accounts charged off less recoveries and returns.

                                                          ADDITIONS
                                         BALANCE           CHARGED         ACQUISITIONS
                                           AT             TO COSTS             FROM            DEDUCTIONS         BALANCE
                                        BEGINNING            AND             ACQUIRED             FROM           AT END OF
(IN THOUSANDS)                          OF PERIOD         EXPENSES           COMPANIES          RESERVES           PERIOD
--------------                       ---------------   ---------------  ------------------  ----------------  ---------------
2001 Special and Nonrecurring
        Item Reserve:

Year ended November 3, 2001             $    --           $18,642           $    --            $15,806           $ 2,836
                                        =======           =======           =======            =======           =======

Year ended October 28, 2000             $    --           $    --           $    --            $    --           $    --
                                        =======           =======           =======            =======           =======

Year ended October 30, 1999             $    --           $    --           $    --            $    --           $    --
                                        =======           =======           =======            =======           =======

                                                          ADDITIONS
                                         BALANCE           CHARGED         ACQUISITIONS
                                           AT             TO COSTS             FROM            DEDUCTIONS         BALANCE
                                        BEGINNING            AND             ACQUIRED             FROM           AT END OF
(IN THOUSANDS)                          OF PERIOD         EXPENSES           COMPANIES          RESERVES           PERIOD
--------------                       ---------------   ---------------  ------------------  ----------------  ---------------
1999 Special and Nonrecurring
        Item Reserve:

Year ended November 3, 2001             $    --           $    --           $    --            $    --           $    --
                                        =======           =======           =======            =======           =======

Year ended October 28, 2000             $ 1,566           $    --           $    --            $ 1,566           $    --
                                        =======           =======           =======            =======           =======

Year ended October 30, 1999             $    --           $14,000           $    --            $12,434           $ 1,566
                                        =======           =======           =======            =======           =======

                                                          ADDITIONS
                                         BALANCE           CHARGED         ACQUISITIONS
                                           AT             TO COSTS             FROM            DEDUCTIONS         BALANCE
                                        BEGINNING            AND             ACQUIRED             FROM           AT END OF
(IN THOUSANDS)                          OF PERIOD         EXPENSES           COMPANIES          RESERVES           PERIOD
--------------                       ---------------   ---------------  ------------------  ----------------  ---------------
1998 Special and Nonrecurring
        Item Reserve:

Year ended November 3, 2001             $    --           $    --           $    --            $    --           $    --
                                        =======           =======           =======            =======           =======

Year ended October 28, 2000             $    --           $    --           $    --            $    --           $    --
                                        =======           =======           =======            =======           =======

Year ended October 30, 1999             $   410           $    --           $    --            $   410           $    --
                                        =======           =======           =======            =======           =======

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FALCON PRODUCTS, INC.

Date: January 28, 2002                  By /s/ Franklin A. Jacobs
                                           ---------------------------------
                                               Franklin A. Jacobs,
                                               Chairman of the Board
                                               and Chief Executive Officer

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

Date: January 28, 2002                  /s/ Franklin A. Jacobs
                                        -------------------------------------
                                            Franklin A. Jacobs,
                                            Chairman of the Board,
                                            Chief Executive Officer
                                            And Director
                                            (Principal Executive Officer)

Date: January 28, 2002                  /s/ Michael J. Dreller
                                        -------------------------------------
                                            Michael J. Dreller,
                                            Vice President, Chief
                                            Financial Officer,
                                            Secretary and Treasurer
                                            (Principal Financial and
                                            Accounting Officer)

Date: January 28, 2002                  /s/ Steven C. Roberts
                                        -------------------------------------
                                            Steven C. Roberts, Director

Date: January 28, 2002                  /s/ Melvin F. Brown
                                        -------------------------------------
                                            Melvin F. Brown, Director

Date: January 28, 2002                  /s/ Donald P. Gallop
                                        -------------------------------------
                                            Donald P. Gallop, Director

Date: January 28, 2002                  /s/ Martin Blaylock
                                        -------------------------------------
                                            Martin Blaylock, Director

Date: January 28, 2002                  /s/ S. Lee Kling
                                        -------------------------------------
                                            S. Lee Kling, Director

Date: January 28, 2002                  /s/ Lee M. Liberman
                                        -------------------------------------
                                            Lee M. Liberman, Director

Date: January 28, 2002                  /s/ David L. Morley
                                        -------------------------------------
                                            David L. Morley, Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                DESCRIPTION
------        ---------------------------------------------------------------
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

10.15(a) Falcon Products, Inc. Non-Employee Directors' Deferred Compensation Plan, incorporated herein by reference to Exhibit
              10.28 to the 1997 10-K.

10.16(a) Amendment No. 3 to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended October 28, 2000.

10.17(a) Employment Agreement dated December 6, 2000, by and between Falcon Products, Inc. and David T. Morley, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended October 28, 2000.

13 Selected Portions of the Annual Report to Stockholders for the year ended November 3, 2001, filed herewith.

21            Subsidiaries of the Company, filed herewith.

23            Consent of Independent Public Accountants, filed herewith.

24            Power of Attorney (included on Signature Page hereto).

------------
(a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.