Form 10-Q
period 2002-02-02
FALCON PRODUCTS INC /DE/
filed 2002-03-18
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended February 2, 2002

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

As of March 18, 2002, the registrant had 8,831,335 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                     Consolidated Statements of Earnings
                     -----------------------------------
                                 (Unaudited)


                                                                 Thirteen Weeks Ended
                                                          --------------------------------
                                                            February 2,       January 27,
(In thousands, except per share data)                          2002               2001
                                                          -------------     --------------
Net sales                                                 $      64,342     $       76,187

Cost of sales                                                    49,433             56,187
                                                          -------------     --------------

     Gross margin                                                14,909             20,000

Selling, general and administrative expenses                     11,530             13,462

Special and nonrecurring items                                      639                  -
                                                          -------------     --------------

     Operating profit                                             2,740              6,538

Interest expense, net                                             4,026              4,290

Minority interest in consolidated subsidiary                          8                (49)
                                                          -------------     --------------

     Earnings (loss) before income taxes                         (1,294)             2,297

Income tax expense (benefit)                                       (415)             1,045
                                                          -------------     --------------

     Net earnings (loss)                                  $        (879)    $        1,252
                                                          =============     ==============

Basic and diluted earnings (loss) per share               $       (0.10)    $         0.14
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

                               Falcon Products, Inc. and Subsidiaries
                               --------------------------------------
                                     Consolidated Balance Sheets
                                     ---------------------------
                                             (Unaudited)

(In thousands, except share data)
                                                                              February 2,   November 3,
Assets                                                                           2002          2001
------                                                                        ---------     ---------
Current assets:
    Cash and cash equivalents                                                 $   1,899     $   1,670
    Accounts receivable, less allowances
        of $1,049 and $949, respectively                                         30,051        35,268
    Inventories                                                                  53,155        49,224
    Prepayments and other current assets                                          7,267         6,977
                                                                              ---------     ---------
           Total current assets                                                  92,372        93,139
                                                                              ---------     ---------
Property, plant and equipment:
    Land                                                                          3,392         3,392
    Buildings and improvements                                                   20,372        20,345
    Machinery and equipment                                                      46,374        44,953
                                                                              ---------     ---------
                                                                                 70,138        68,690
    Less: accumulated depreciation                                               27,520        26,156
                                                                              ---------     ---------
           Net property, plant and equipment                                     42,618        42,534
                                                                              ---------     ---------
Other assets, net of accumulated amortization:
    Goodwill                                                                    117,474       117,474
    Other                                                                        13,276        14,320
                                                                              ---------     ---------
           Total other assets                                                   130,750       131,794
                                                                              ---------     ---------

Total Assets                                                                  $ 265,740     $ 267,467
                                                                              =========     =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                          $  16,462     $  20,101
    Customer deposits                                                            11,091        10,953
    Accrued liabilities                                                          11,945        18,303
    Current maturities of long-term debt                                         12,403        11,510
                                                                              ---------     ---------
           Total current liabilities                                             51,901        60,867
Long-term obligations:
    Long-term debt                                                              144,043       136,461
    Minority interest in consolidated subsidiary                                    685           677
    Other                                                                         9,472         9,421
                                                                              ---------     ---------
           Total liabilities                                                    206,101       207,426
                                                                              ---------     ---------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
        issued 9,915,117 shares                                                     198           198
    Additional paid-in capital                                                   47,376        47,376
    Treasury stock, at cost (1,029,782 and 1,117,151 shares, respectively)      (12,205)      (13,468)
    Accumulated other comprehensive loss                                         (6,418)       (6,460)
    Retained earnings                                                            30,688        32,395
                                                                              ---------     ---------
           Total stockholders' equity                                            59,639        60,041
                                                                              ---------     ---------

Total Liabilities and Stockholders' Equity                                    $ 265,740     $ 267,467
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

                                                                  Thirteen Weeks Ended
                                                                ------------------------
(In thousands)                                                  February 2,  January 27,
                                                                   2002         2001
                                                                -----------  -----------
Cash flows from operating activities:
    Net earnings (loss)                                          $   (879)    $ 1,252
    Adjustments to reconcile net earnings (loss) to net cash
     used in operating activities:
       Depreciation and amortization                                2,114       2,713
       Minority interest in consolidated subsidiary                     8         (49)
       Change in assets and liabilities:
                       Accounts receivable                          5,217       3,912
                       Inventories                                 (3,931)     (5,988)
                       Prepayments and other current assets          (290)        185
                       Other assets                                   428      (1,776)
                       Accounts payable and customer deposits      (3,501)      3,657
                       Accrued liabilities                         (6,358)     (7,302)
                       Other liabilities                               26        (128)
                                                                 --------     -------
               Cash used in operating activities                   (7,166)     (3,524)
                                                                 --------     -------
Cash flows from investing activities:
    Additions to property, plant and equipment                     (1,459)     (1,861)
                                                                 --------     -------
               Cash used in investing activities                   (1,459)     (1,861)
                                                                 --------     -------
Cash flows from financing activities:
    Repayment of long-term debt                                    (2,072)        (13)
    Proceeds from long-term debt                                   10,547       2,716
    Common stock issuances                                            379         403
    Cash dividends                                                     --        (351)
                                                                 --------     -------
               Cash provided by financing activities                8,854       2,755
                                                                 --------     -------
Increase (decrease) in cash and cash equivalents                      229      (2,630)
Cash and cash equivalents-beginning of period                       1,670       3,929
                                                                 --------     -------
Cash and cash equivalents-end of period                          $  1,899     $ 1,299
                                                                 ========     =======

Supplemental cash flow information:
    Cash paid for interest                                       $  7,024     $ 7,049
                                                                 ========     =======
    Cash paid for taxes                                          $    103     $   300
                                                                 ========     =======

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                For the Thirteen Weeks Ended February 2, 2002
                ---------------------------------------------

Note 1 - Interim Results

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended November 3, 2001, filed with the Securities and Exchange Commission.

Note 2 - Special and Nonrecurring Items

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge is a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants. The initiative was announced during the third quarter of 2001.

A summary of activity related to the strategic initiative is as follows:

                                                            Thirteen Weeks Ended
                                                              February 2, 2002
                                                              ----------------
Liability, beginning of period                                     $ 2,836
Charges to operations:
      Facility shut-down costs                                         639
Cash paid:
      Facility shut-down costs                                        (931)
      Severance and other costs                                       (731)
                                                                   -------
Liability, end of period                                           $ 1,813
                                                                   =======

Note 3 - Inventories

     Inventories consisted of the following:

                                           February 2,    November 3,
In thousands                                  2002           2001
                                           -----------    -----------
Raw materials.......................        $  36,803      $ 33,501
Work in process.....................            9,075         9,054
Finished goods......................            7,277         6,669
                                            ---------      --------
                                            $  53,155      $ 49,224
                                            =========      ========

Note 4 - Earnings Per Share

     The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings (loss) per share:


                                        Thirteen Weeks Ended
                                      -----------------------
In thousands,                         February 2, January 27,
except per-share data                    2002       2001
                                      ----------- -----------
Net earnings (loss)                    $  (879)    $1,252
                                       =======     ======

Weighted average shares outstanding      8,931      8,775
Assumed exercise of options                 --         83
                                       -------     ------
Weighted average diluted shares
       outstanding                       8,931      8,858
                                       =======     ======
Basic earnings (loss) per share        $ (0.10)    $ 0.14
                                       =======     ======
Diluted earnings (loss) per share      $ (0.10)    $ 0.14
                                       =======     ======

     Basic earnings (loss) per share was computed by dividing net earnings
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share was determined assuming the options issued and outstanding were exercised. Outstanding options to purchase shares were not included in the computation of diluted earnings per share if the exercise price was greater than the average market price of the common stock or the shares would be antidilutive.

Note 5 - Comprehensive Income

     Comprehensive income includes, in addition to net earnings (loss), the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                              Thirteen Weeks Ended
                                            -------------------------
                                            February 2,   January 27,
                                               2002          2001
                                            -----------   -----------
               Net earnings (loss)            $(879)        $1,252
               Translation adjustments          (43)           665
               Cash flow hedge                   85             --
                                              -----         ------
               Comprehensive income (loss)    $(837)        $1,917
                                              =====         ======

Note 6 - Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 on November 4, 2001. Upon adoption, the Company did not have an impairment charge and eliminated the amortization of goodwill, which totaled $0.9 million during the first quarter of 2001.

Note 7 - Derivative Instruments

     The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Company has two interest rate swap agreements that modify the interest rate characteristics without changing the underlying principal amount. At February 2, 2002, the Company has an interest rate collar agreement with a notional amount of $35 million that provides a 5.25% floor and an 8% cap for LIBOR rates. The Company makes payments when interest rates fall below the floor level and receives payments when interest rates rise above the cap. Also at February 2, 2002, the Company has an interest rate swap agreement with a notional amount of $65 million that has the Company paying a swap rate of 11.26% and receiving a swap rate of 11.375% through June 2004.

Note 8 - Guarantor Subsidiaries

     In June 1999, the Company entered into a $120 million senior secured credit facility (the "Senior Secured Credit Facility") with a group of financial institutions.

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

                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                      For the Thirteen Weeks Ended February 2, 2002

                                                     Parent         Total           Total
                                                     Company      Guarantor     Non-Guarantor    Eliminations     Total
                                                  -------------------------------------------------------------------------
Net sales                                               $   -       $61,461            $7,973        $(5,092)    $64,342
Cost of sales                                               -        47,352             7,173         (5,092)     49,433
Selling, general and administrative expenses                -        10,911               619              -      11,530
Special and nonrecurring items                              -           639                 -              -         639
                                                  -------------------------------------------------------------------------
      Operating profit                                      -         2,559               181              -       2,740

Equity in earnings (loss) of subsidiary                  (879)            -                 -            879           -
Interest expense, net                                       -         3,997                29              -       4,026
Minority interest in consolidated subsidiary                -             8                 -              -           8
                                                  -------------------------------------------------------------------------
      Earnings (loss) before income taxes                (879)       (1,446)              152            879      (1,294)
Income tax expense (benefit)                                -          (554)              139              -        (415)
                                                  -------------------------------------------------------------------------
      Net earnings (loss)                               $(879)      $  (892)           $   13        $   879     $  (879)
                                                  =========================================================================



                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                      For the Thirteen Weeks Ended January 27, 2001

                                                      Parent          Total           Total
                                                      Company       Guarantor     Non-Guarantor    Eliminations     Total
                                                 --------------------------------------------------------------------------
Net sales                                              $    -       $ 70,357         $   4,574      $  (2,543)     $72,388

Cost of sales                                               -         50,878             4,053         (2,543)      52,388

Selling, general and administrative expenses                -         12,912               550              -       13,462
                                                 --------------------------------------------------------------------------
      Operating profit (loss)                               -          6,567               (29)             -        6,538
Equity in earnings of subsidiary                        1,252              -                 -         (1,252)           -
Interest expense, net                                       -          4,250                40              -        4,290
Minority interest in consolidated subsidiary                -            (49)                -              -          (49)
                                                 --------------------------------------------------------------------------
      Earnings (loss) before income taxes               1,252          2,366               (69)        (1,252)       2,297
Income tax expense (benefit)                                -          1,103               (58)             -        1,045
                                                 --------------------------------------------------------------------------
      Net earnings (loss)                              $1,252       $  1,263         $     (11)     $  (1,252)     $ 1,252
                                                 ==========================================================================

                                                       Falcon Products, Inc.
                                                    Consolidating Balance Sheet
                                                      As of February 2, 2002

                                                          Parent          Total           Total
                                                          Company       Guarantor     Non-Guarantor     Eliminations        Total
                                                    --------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                        $     -      $    838          $  1,061         $      -     $    1,899
         Accounts receivable                                    -        26,807             3,244                -         30,051
         Inventories                                            -        45,855             7,300                -         53,155
         Other current assets                                   -         6,512               755                -          7,267
                                                    --------------------------------------------------------------------------------
               Total current assets                             -        80,012            12,360                -         92,372
         Property, plant and equipment, net                     -        29,272            13,346                -         42,618
         Investment in subsidiaries                        59,639             -                 -          (59,639)             -
         Goodwill and other assets                              -       130,750                 -                -        130,750
                                                    --------------------------------------------------------------------------------
Total assets                                              $59,639      $240,034          $ 25,706         $(59,639)    $  265,740
                                                    ================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                              $     -      $ 47,899          $  4,002         $      -     $   51,901
         Long-term debt                                         -       142,761             1,282                -        144,043
         Other long-term liabilities                            -        10,157                 -                -         10,157
         Intercompany payable (receivable)                      -        (9,687)            9,687                -              -
                                                    --------------------------------------------------------------------------------
Total liabilities                                               -       191,130            14,971                -        206,101
Total stockholders' equity                                 59,639        48,904            10,735          (59,639)        59,639
                                                    --------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $59,639      $240,034          $ 25,706         $(59,639)    $  265,740
                                                    ================================================================================

                                                        Falcon Products, Inc.
                                                     Consolidating Balance Sheet
                                                       As of November 3, 2001

                                                       Parent             Total             Total
                                                       Company          Guarantor       Non-Guarantor     Eliminations       Total
                                                 -----------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                     $     -          $   1,505         $      165      $       -       $   1,670
         Accounts receivable                                 -             32,740              2,528              -          35,268
         Inventories                                         -             44,532              4,692              -          49,224
         Other current assets                                -              6,068                909              -           6,977
                                                 -----------------------------------------------------------------------------------
               Total current assets                          -             84,845              8,294              -          93,139
         Property, plant and equipment, net                  -             30,460             12,074              -          42,534
         Investment in subsidiaries                     60,041                  -                  -        (60,041)              -
         Goodwill and other assets                           -            131,794                  -              -         131,794
                                                 -----------------------------------------------------------------------------------
Total assets                                           $60,041         $  247,099         $   20,368      $ (60,041)      $ 267,467
                                                 ===================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                           $     -         $   57,284         $    3,583      $       -       $  60,867
         Long-term debt                                      -            135,110              1,351              -         136,461
         Other long-term liabilities                         -             10,098                  -              -          10,098
         Intercompany payable (receivable)                   -             (4,712)             4,712              -               -
                                                 -----------------------------------------------------------------------------------
Total liabilities                                            -            197,780              9,646              -         207,426
Total stockholders' equity                              60,041             49,319             10,722        (60,041)         60,041
                                                 -----------------------------------------------------------------------------------
Total liabilities and stockholders' equity             $60,041         $  247,099         $   20,368      $ (60,041)      $ 267,467
                                                 ===================================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirteen Weeks Ended February 2, 2002

                                                               Parent         Total             Total
                                                              Company       Guarantor       Non-Guarantor    Eliminations     Total
                                                          --------------------------------------------------------------------------
Cash provided by (used in) operating activities                $   -        $ (9,103)          $  1,937          $   -     $(7,166)
                                                          --------------------------------------------------------------------------
Cash flows from investing activities
           Additions to property, plant and equipment,
             net                                                   -            (487)              (972)             -      (1,459)
           Cash received from (contributed to) parent           (379)            379                  -              -           -
                                                          --------------------------------------------------------------------------
Cash provided by (used in) investing activities                 (379)           (108)              (972)             -      (1,459)
                                                          --------------------------------------------------------------------------

Cash flows from financing activities
           Common stock issuances                                379               -                  -              -         379
           Additions to long-term debt, net                        -           8,544                (69)             -       8,475
                                                          --------------------------------------------------------------------------
Cash provided by (used in) financing activities                  379           8,544                (69)             -       8,854
                                                          --------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents               $   -        $   (667)          $    896          $   -     $   229
                                                          ==========================================================================



                                                        Falcon Products, Inc.
                                                Consolidating Statement of Cash Flows
                                            For the Thirteen Weeks Ended January 27, 2001

                                                               Parent          Total            Total
                                                              Company        Guarantor      Non-Guarantor     Eliminations    Total
                                                          --------------------------------------------------------------------------
Cash provided by (used in) operating activities                $   -        $  (3,544)          $     20         $    -   $ (3,524)
                                                          --------------------------------------------------------------------------
Cash flows from investing activities
           Additions to property, plant and equipment,
             net                                                   -           (1,723)              (138)             -     (1,861)
           Cash received from (contributed to) parent            (52)              52                  -              -          -
                                                          --------------------------------------------------------------------------

Cash provided by (used in) investing activities                  (52)          (1,671)              (138)             -     (1,861)
                                                          --------------------------------------------------------------------------
Cash flows from financing activities
           Common stock issuances                                403                -                  -              -        403
           Cash dividends                                       (351)               -                  -              -       (351)
           Additions to long-term debt, net                        -            2,600                103              -      2,703
                                                          --------------------------------------------------------------------------
Cash used in financing activities                                 52            2,600                103              -      2,755
                                                          --------------------------------------------------------------------------
Decrease in cash and cash equivalents                          $   -        $  (2,615)          $    (15)        $    -   $ (2,630)
                                                          ==========================================================================

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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                              Thirteen Weeks
                                                                                   Ended
                                                                      --------------------------------
                                                                       February 2,      January 27,
                                                                           2002            2001
                                                                      --------------- ----------------
Net sales                                                                100.0 %          100.0 %
Cost of sales, including nonrecurring items                               76.8             73.7
                                                                      ---------------   --------------
Gross margin                                                              23.2             26.3
Selling, general and administrative expenses                              17.9             17.7
Special and nonrecurring items                                             1.0                -
                                                                      ---------------   --------------
Operating profit                                                           4.3              8.6
Interest expense, net                                                      6.3              5.6
                                                                      ---------------   --------------
Earnings (loss) before income taxes                                       (2.0)             3.0
Income tax expense (benefit)                                              (0.6)             1.4
                                                                      ---------------   --------------
Net earnings (loss)                                                       (1.4)%            1.6 %
                                                                      ===============   ==============

Thirteen weeks ended February 2, 2002 compared to the thirteen weeks ended January 27, 2001

         The Company reported a net loss of $0.9 million in the first quarter of fiscal 2002 compared to net earnings of $1.3 million in the same period of 2001. Net earnings (loss) per share were $(0.10) in 2002, and $0.14 in 2001. The decrease in net earnings is primarily attributable to the decline in sales and the decrease in gross margin as a result of sales. Net loss, before the special and nonrecurring item, was $0.5 million or $0.05 per share, in the first quarter of 2002, compared with net earnings of $1.3 million, or $0.14 per share for 2001. The decrease in net earnings is discussed in the following paragraphs. Weighted average shares outstanding were 8.9 million shares in both the first quarter of 2002 and 2001.

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items.
This charge is a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants.

     Net sales for the first quarter of 2002 were $64.3 million, a decrease of 15.5% from the 2001 first quarter net sales of $76.2 million. The decrease reflects continued weak market conditions, particularly in the hospitality and contract office markets. A decline in the hospitality and contract office markets was partially offset by gains in our food service segment. In addition, sales declined during the quarter due to our decision to discontinue business with certain large buying groups.

     Cost of sales was $49.4 million for the first quarter of 2002, a decrease of 12.0% from $56.2 million in the first quarter of 2001. Gross margin decreased to $14.9 million for the first quarter of 2002, from $20.0 million in the same quarter of 2001. Gross margin as a percentage of net sales decreased to 23.2% in 2002, compared to 26.3% in 2001. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead absorption and negatively impacted efficiencies at the manufacturing plants. In addition, gross margin was negatively affected by product mix and pricing pressures, primarily in the hospitality market.

     Selling, general and administrative expenses were $11.5 million in the first quarter of 2002, compared to $13.5 million in the first quarter of 2001. Selling, general and administrative expenses as a percentage of net sales were 17.9% for the first quarter of 2002, compared to 17.7% for the first quarter of 2001. The decrease is a result of significant cost reduction activities initiated by the Company, the adoption of SFAS No. 142, which no longer requires goodwill to be amortized and lower variable selling expenses related to the decline in sales. Goodwill amortization was $0.9 million in the first quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at February 2, 2002, was $40.5 million compared with $32.3 million at November 3, 2001. The Company's ratio of current assets to current liabilities increased to 1.8 to 1.0 at February 2, 2002 from 1.5 to 1.0 at November 3, 2001.

     Inventories were $53.2 million at February 2, 2002, compared to $49.2 million at November 3, 2001. Inventories increased for several reasons: inventories are typically at their lowest level at fiscal year-end due to the timing of the business cycle; seasonal purchases of raw lumber; and an increase in finished goods due to customer demands.

     Cash flow activity for the first quarter of fiscal 2002 is presented in the Consolidated Statements of Cash Flows. During the thirteen weeks ended February 2, 2002, the Company used $7.2 million of cash from its operating activities. During the first three months of 2002, the Company incurred $1.5 million in capital expenditures.

     The Company has a $30.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. During the thirteen weeks ended February 2, 2002, the Company borrowed against the revolver and had $10.4 million outstanding at February 2, 2002.

     The Company expects that it will meet its ongoing working capital and capital requirements from a combination of existing cash, internally generated funds and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

     The Company was not in compliance with certain financial covenants for the first quarter of 2002. The Company obtained a 60-day waiver agreement from its bank credit group through the end of March. We are reviewing alternatives on a restructuring of the credit agreement and expect to complete this process before March 31, 2002.

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

     EBITDA, excluding the special and nonrecurring charge, was $5.2 million for the first three months of 2002 compared with $9.1 million, for the first three months of 2001. EBITDA margins decreased to 7.8% of sales for the first three months of 2002 from 11.9% of sales for the first three months of 2001.

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

                                            FALCON PRODUCTS, INC.

Date: March 18, 2002                        /s/ Franklin A. Jacobs
                                            ----------------------
                                            Franklin A. Jacobs
                                            Chief Executive Officer
                                            and Chairman of the Board


Date: March 18, 2002                        /s/ Michael J. Dreller
                                            ----------------------
                                            Michael J. Dreller
                                            Vice President and
                                            Chief Financial Officer