Form 10-Q
period 2002-05-04
FALCON PRODUCTS INC /DE/
filed 2002-06-05
CIK 34339

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

                                  (Mark one)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended May 4, 2002

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

As of June 5, 2002, the registrant had 8,892,636 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. - Financial Statements
          --------------------

                                     Falcon Products, Inc. and Subsidiaries
                                     --------------------------------------
                                       Consolidated Statements of Earnings
                                       -----------------------------------
                                                   (Unaudited)


                                                                    Thirteen                  Twenty-Six
                                                                  Weeks Ended                 Weeks Ended
                                                          --------------------------   -------------------------
                                                             May 4,       April 28,       May 4,      April 28,
(In thousands, except per share data)                         2002          2001           2002          2001
                                                          -----------    -----------   -----------   -----------

Net sales                                                 $    66,594    $    77,109   $   130,936   $   153,296

Cost of sales                                                  50,484         58,922        99,917       115,109
                                                          -----------    -----------   -----------   -----------

     Gross margin                                              16,110         18,187        31,019        38,187

Selling, general and administrative expenses                   11,657         14,084        23,187        27,547

Special and nonrecurring items                                      -              -           639             -
                                                          -----------    -----------   -----------   -----------

     Operating profit                                           4,453          4,103         7,193        10,640

Interest expense, net                                           4,303          4,291         8,329         8,580

Minority interest in consolidated subsidiary                        8            (48)           16           (97)
                                                          -----------    -----------   -----------   -----------

     Earnings (loss) before income taxes                          142           (140)       (1,152)        2,157

Income tax expense (benefit)                                       74            252          (341)        1,297
                                                          -----------    -----------   -----------   -----------

     Net earnings (loss)                                  $        68    $      (392)  $      (811)  $       860
                                                          ===========    ===========   ===========   ===========

Basic and diluted earnings (loss) per share               $      0.01    $     (0.04)  $     (0.09)  $      0.10
                                                          ===========    ===========   ===========   ===========

See accompanying notes to consolidated financial statements.

                                        Falcon Products, Inc. and Subsidiaries
                                        --------------------------------------
                                              Consolidated Balance Sheets
                                              ---------------------------
                                                      (Unaudited)

(In thousands, except share data)
                                                                                        May 4,             November 3,
                                                                                         2002                  2001
                                                                                      ---------            -----------

Assets
------

Current assets:
    Cash and cash equivalents                                                         $   2,854             $   1,670
    Accounts receivable, less allowances
        of $884 and $949, respectively                                                   30,875                35,268
    Inventories                                                                          59,205                49,224
    Prepayments and other current assets                                                  7,345                 6,977
                                                                                      ---------             ---------
           Total current assets                                                         100,279                93,139
                                                                                      ---------             ---------
Property, plant and equipment:
    Land                                                                                  3,438                 3,392
    Buildings and improvements                                                           20,661                20,345
    Machinery and equipment                                                              47,967                44,953
                                                                                      ---------             ---------
                                                                                         72,066                68,690
    Less: accumulated depreciation                                                       28,903                26,156
                                                                                      ---------             ---------
           Net property, plant and equipment                                             43,163                42,534
                                                                                      ---------             ---------
Other assets, net of accumulated amortization:
    Goodwill                                                                            117,474               117,474
    Other                                                                                14,307                14,320
                                                                                      ---------             ---------
           Total other assets                                                           131,781               131,794
                                                                                      ---------             ---------

Total Assets                                                                          $ 275,223             $ 267,467
                                                                                      =========             =========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                                  $  19,189             $  20,101
    Customer deposits                                                                    10,701                10,953
    Accrued liabilities                                                                  14,687                18,303
    Current maturities of long-term debt                                                 13,875                11,510
                                                                                      ---------             ---------
           Total current liabilities                                                     58,452                60,867
Long-term obligations:
    Long-term debt                                                                      145,190               136,461
    Minority interest in consolidated subsidiary                                            693                   677
    Other                                                                                10,392                 9,421
                                                                                      ---------             ---------
           Total liabilities                                                            214,727               207,426
                                                                                      ---------             ---------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
        issued 9,915,117 shares                                                             198                   198
    Additional paid-in capital                                                           47,376                47,376
    Treasury stock, at cost (1,022,481 and 1,117,151 shares, respectively)              (12,094)              (13,468)
    Accumulated other comprehensive loss                                                 (5,699)               (6,460)
    Retained earnings                                                                    30,715                32,395
                                                                                      ---------             ---------
           Total stockholders' equity                                                    60,496                60,041
                                                                                      ---------             ---------

Total Liabilities and Stockholders' Equity                                            $ 275,223             $ 267,467
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

                                                                                   Twenty-Six Weeks Ended
                                                                                -----------------------------
(In thousands)                                                                     May 4,          April 28,
                                                                                    2002             2001
                                                                                ------------     ------------
Cash flows from operating activities:
    Net earnings (loss)                                                         $       (811)    $        860
    Adjustments to reconcile net earnings (loss) to net cash
     provided by operating activities:
       Depreciation and amortization                                                   4,384            5,664
       Minority interest in consolidated subsidiary                                       16              (97)
       Change in assets and liabilities:
                  Accounts receivable                                                  4,451            5,006
                  Inventories                                                         (9,638)          (8,224)
                  Prepayments and other current assets                                  (368)             (78)
                  Other assets                                                        (1,376)          (2,162)
                  Accounts payable and customer deposits                              (1,174)           4,977
                  Accrued liabilities                                                 (3,448)          (5,217)
                  Other liabilities                                                    1,002               60
                                                                                ------------     ------------
               Cash provided by (used in) operating activities                        (6,962)             789
                                                                                ------------     ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                        (2,967)          (3,552)
                                                                                ------------     ------------
               Cash used in investing activities                                      (2,967)          (3,552)
                                                                                ------------     ------------
Cash flows from financing activities:
    Common stock issuances                                                               379              479
    Cash dividends                                                                         -             (703)
    Repayment of long-term debt                                                       (4,090)          (1,441)
    Proceeds from long-term debt                                                      14,824            4,842
                                                                                ------------     ------------
               Cash provided by financing activities                                  11,113            3,177
                                                                                ------------     ------------
Increase in cash and cash equivalents                                                  1,184              414
Cash and cash equivalents-beginning of period                                          1,670            3,929
                                                                                ------------     ------------
Cash and cash equivalents-end of period                                         $      2,854     $      4,343
                                                                                ============     ============

Supplemental cash flow information:
    Cash paid for interest                                                      $      8,170     $      8,314
                                                                                ============     ============
    Cash paid for taxes                                                         $        273     $        729
                                                                                ============     ============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
           For the Thirteen and Twenty-Six Weeks Ended May 4, 2002
           -------------------------------------------------------

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

Note 2 - Special and Nonrecurring Items

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge is a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants. The initiative was announced during the third quarter of 2001 and was completed in February 2002.

A summary of activity related to the strategic initiative is as follows:

In thousands
Liability, November 3, 2001                 $ 2,836
Charges to operations:
      Facility shut-down costs                  639
Cash paid:
      Facility shut-down costs               (1,394)
      Severance and other costs              (1,260)
                                            -------
Liability, May 4, 2002                      $   821
                                            =======


Note 3 - Inventories

     Inventories consisted of the following:

                                         May 4,       November 3,
In thousands                              2002           2001
                                        -------       -----------
Raw materials ...................       $41,029         $33,501
Work in process .................        10,864           9,054
Finished goods ..................         7,312           6,669
                                        -------         -------
                                        $59,205         $49,224
                                        =======         =======

Note 4 - Earnings Per Share

     The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share:

                                                Thirteen Weeks Ended       Twenty-Six Weeks Ended
                                               ----------------------      ----------------------
In thousands,                                    May 4,     April 28,       May 4,      April 28,
except per-share data                             2002        2001           2002         2001
                                                -------     ---------      -------      ---------
Net earnings (loss) ......................      $    68      $  (392)      $  (811)      $   860

Weighted average shares outstanding.......        8,938        8,832         8,937         8,822
Assumed exercise of options ..............           20            -             -           102
                                                -------      -------       -------       -------
Weighted average diluted shares
       outstanding .......................        8,958        8,832         8,937         8,924
                                                =======      =======       =======       =======
Basic earnings (loss) per share ..........      $  0.01      $ (0.04)      $ (0.09)      $  0.10
                                                =======      =======       =======       =======
Diluted earnings (loss) per share ........      $  0.01      $ (0.04)      $ (0.09)      $  0.10
                                                =======      =======       =======       =======

     Basic earnings (loss) per share were computed by dividing net earnings
(loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share were computed assuming the options issued and outstanding were exercised. Outstanding options to purchase shares were not included in the computation of diluted earnings (loss) per share if the shares were antidilutive or if the exercise price was greater than the average market price of the common stock.

Note 5 - Comprehensive Income

     Comprehensive income includes, in addition to net earnings (loss), the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders' equity except those resulting from investments by owners and distributions to owners.

                                                 Thirteen Weeks Ended      Twenty-Six Weeks Ended
                                                ---------------------      ----------------------
                                                May 4,      April 28,      May 4,       April 28,
                                                 2002          2001         2002           2001
                                                ------      ---------      ------       ---------
Net earnings (loss)                             $   68       $ (392)       $ (811)       $   860
Translation adjustments                            564         (211)          521            454
Cash flow hedge                                    155            -           240              -
                                                ------       ------        ------        -------
Comprehensive income (loss)                     $  787       $ (603)       $  (50)       $ 1,314
                                                ======       ======        ======        =======

Note 6 - Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 requiring nonamortization of goodwill and indefinite lived intangible assets apply to goodwill and indefinite lived intangible assets acquired after June 30, 2001. The Company adopted SFAS No. 142 on November 4, 2001. Upon adoption, the Company did not have an impairment charge and eliminated the amortization of goodwill, which totaled $0.9 million and $1.7 million during the second quarter of 2001 and the first half of 2001, respectively. Adjusted for the elimination of goodwill, basic and diluted earnings per share for the second quarter and twenty-six weeks ended April 28, 2001, would have been $0.05 and $0.28, respectively.

Note 7 - Derivative Instruments

     The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments. The Company has two interest rate swap agreements that modify the interest rate characteristics without changing the underlying principal amount. At May 4, 2002, the Company has an interest rate collar agreement with a notional amount of $35 million that provides a 5.25% floor and an 8% cap for LIBOR rates. The Company makes payments when interest rates fall below the floor level and receives payments when interest rates rise above the cap. Also at May 4, 2002, the Company has an interest rate swap agreement with a notional amount of $65 million that has the Company paying a swap rate of 11.26% and receiving a swap rate of 11.375% through June 2004.

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

     The Company's senior subordinated notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon De Juarez, S.A. de C.V. and Industrial Mueblera Shelby Williams, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company, except for Falcon Mimon, a.s., and Epic Furniture Group, which are owned 87.4% and 80%, respectively.

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

                                                Falcon Products, Inc.
                                         Consolidating Statement of Earnings
                                      For the Thirteen Weeks Ended May 4, 2002

                                                   Parent       Total         Total
                                                  Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                --------------------------------------------------------------------
Net sales                                         $     -      $ 63,851      $ 6,513       $ (3,770)      $ 66,594
Cost of sales                                           -        48,273        5,981         (3,770)        50,484
Selling, general and administrative expenses            -        10,858          799              -         11,657
                                                --------------------------------------------------------------------
      Operating profit (loss)                           -         4,720         (267)             -          4,453
Equity in earnings of subsidiary                       68             -            -            (68)             -
Interest expense, net                                   -         4,273           30              -          4,303
Minority interest in consolidated subsidiary            -             8            -              -              8
                                                --------------------------------------------------------------------
      Earnings (loss) before income taxes              68           439         (297)           (68)           142
Income tax expense (benefit)                            -           206         (132)             -             74
                                                --------------------------------------------------------------------
      Net earnings (loss)                         $    68      $    233      $  (165)      $    (68)      $     68
                                                ====================================================================


                                                Falcon Products, Inc.
                                         Consolidating Statement of Earnings
                                     For the Thirteen Weeks Ended April 28, 2001


                                                   Parent       Total         Total
                                                  Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                --------------------------------------------------------------------
Net sales                                         $     -      $ 74,752      $ 4,882       $ (2,525)      $ 77,109
Cost of sales                                           -        57,074        4,373         (2,525)        58,922
Selling, general and administrative expenses            -        13,608          476              -         14,084
                                                --------------------------------------------------------------------
      Operating profit                                  -         4,070           33              -          4,103
Equity in earnings (loss) of subsidiary              (392)            -            -            392              -
Interest expense, net                                   -         4,242           49              -          4,291
Minority interest in consolidated subsidiary            -           (48)           -              -            (48)
                                                --------------------------------------------------------------------
      Earnings (loss) before income taxes            (392)         (124)         (16)           392           (140)
Income tax expense (benefit)                            -           285          (33)             -            252
                                                --------------------------------------------------------------------
      Net earnings (loss)                         $  (392)     $   (409)     $    17       $    392       $   (392)
                                                ====================================================================





                                                Falcon Products, Inc.
                                         Consolidating Statement of Earnings
                                     For the Twenty-Six Weeks Ended May 4, 2002


                                                   Parent       Total         Total
                                                  Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                --------------------------------------------------------------------
Net sales                                         $     -      $125,312      $14,486       $ (8,862)      $130,936
Cost of sales                                           -        95,625       13,154         (8,862)        99,917
Selling, general and administrative expenses            -        21,769        1,418              -         23,187
Special and nonrecurring items                          -           639            -              -            639
                                                --------------------------------------------------------------------
      Operating profit (loss)                           -         7,279          (86)             -          7,193
Equity in earnings (loss) of subsidiary              (811)            -            -            811              -
Interest expense, net                                   -         8,270           59              -          8,329
Minority interest in consolidated subsidiary            -            16            -              -             16
                                                --------------------------------------------------------------------
      Earnings (loss) before income taxes            (811)       (1,007)        (145)           811         (1,152)
Income tax expense (benefit)                            -          (348)           7              -           (341)
                                                --------------------------------------------------------------------
      Net earnings (loss)                         $  (811)     $   (659)     $  (152)      $    811       $   (811)
                                                ====================================================================



                                                Falcon Products, Inc.
                                         Consolidating Statement of Earnings
                                    For the Twenty-Six Weeks Ended April 28, 2001


                                                   Parent       Total         Total
                                                  Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                --------------------------------------------------------------------
Net sales                                         $     -      $148,908      $ 9,456       $ (5,068)      $153,296
Cost of sales                                           -       111,751        8,426         (5,068)       115,109
Selling, general and administrative expenses            -        26,520        1,027              -         27,547
                                                --------------------------------------------------------------------
      Operating profit                                  -        10,637            3              -         10,640
Equity in earnings of subsidiary                      860             -            -           (860)             -
Interest expense, net                                   -         8,492           88              -          8,580
Minority interest in consolidated subsidiary            -           (97)           -              -            (97)
                                                --------------------------------------------------------------------
      Earnings (loss) before income taxes             860         2,242          (85)          (860)         2,157
Income tax expense (benefit)                            -         1,388          (91)             -          1,297
                                                --------------------------------------------------------------------
      Net earnings                                $   860      $    854      $     6       $   (860)      $    860
                                                ====================================================================





                                                Falcon Products, Inc.
                                             Consolidating Balance Sheet
                                                  As of May 4, 2002


                                                   Parent       Total         Total
                                                  Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                --------------------------------------------------------------------
Assets
         Cash and cash equivalents                $     -      $  1,619      $ 1,235       $      -       $  2,854
         Accounts receivable                            -        27,067        3,808              -         30,875
         Inventories                                    -        49,756        9,449              -         59,205
         Other current assets                           -         6,613          732              -          7,345
                                                --------------------------------------------------------------------
               Total current assets                     -        85,055       15,224              -        100,279
         Property, plant and equipment, net             -        29,223       13,940              -         43,163
         Investment in subsidiaries                60,496             -            -        (60,496)             -
         Goodwill and other assets                      -       131,781            -              -        131,781
                                                --------------------------------------------------------------------
Total assets                                      $60,496      $246,059      $29,164       $(60,496)      $275,223
                                                ====================================================================

Liabilities and Stockholders' Equity
         Current liabilities                      $     -      $ 53,565      $ 4,887       $      -       $ 58,452
         Long-term debt                                 -       143,869        1,321              -        145,190
         Other long-term liabilities                    -        10,930          155              -         11,085
         Intercompany payable (receivable)              -       (12,231)      12,231              -              -
                                                --------------------------------------------------------------------
Total liabilities                                       -       196,133       18,594              -        214,727
Total stockholders' equity                         60,496        49,926       10,570        (60,496)        60,496
                                                --------------------------------------------------------------------
Total liabilities and stockholders' equity        $60,496      $246,059      $29,164       $(60,496)      $275,223
                                                ====================================================================




                                                Falcon Products, Inc.
                                             Consolidating Balance Sheet
                                               As of November 3, 2001


                                                   Parent       Total         Total
                                                  Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                --------------------------------------------------------------------
Assets
         Cash and cash equivalents                $     -      $  1,505      $   165       $      -       $  1,670
         Accounts receivable                            -        32,740        2,528              -         35,268
         Inventories                                    -        44,532        4,692              -         49,224
         Other current assets                           -         6,068          909              -          6,977
                                                --------------------------------------------------------------------
               Total current assets                     -        84,845        8,294              -         93,139
         Property, plant and equipment, net             -        30,460       12,074              -         42,534
         Investment in subsidiaries                60,041             -            -        (60,041)             -
         Goodwill and other assets                      -       131,794            -              -        131,794
                                                --------------------------------------------------------------------
Total assets                                      $60,041      $247,099      $20,368       $(60,041)      $267,467
                                                ====================================================================

Liabilities and Stockholders' Equity
         Current liabilities                      $     -      $ 57,284      $ 3,583       $      -       $ 60,867
         Long-term debt                                 -       135,110        1,351              -        136,461
         Other long-term liabilities                    -        10,098            -              -         10,098
         Intercompany payable (receivable)              -        (4,712)       4,712              -              -
                                                --------------------------------------------------------------------
Total liabilities                                       -       197,780        9,646              -        207,426
Total stockholders' equity                         60,041        49,319       10,722        (60,041)        60,041
                                                --------------------------------------------------------------------
Total liabilities and stockholders' equity        $60,041      $247,099      $20,368       $(60,041)      $267,467
                                                ====================================================================




                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                            For the Twenty-Six Weeks Ended May 4, 2002


                                                                 Parent       Total         Total
                                                                Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                              --------------------------------------------------------------------
Cash provided by (used in) operating activities                 $     -      $ (9,353)     $ 2,391       $      -       $ (6,962)

Cash flows from investing activities
           Additions to property, plant and equipment, net            -        (1,676)      (1,291)             -         (2,967)
           Cash received from (contributed to) subsidiary          (379)          379            -              -              -
                                                              --------------------------------------------------------------------
Cash used in investing activities                                  (379)       (1,297)      (1,291)             -         (2,967)

Cash flows from financing activities
           Common stock issuances                                   379             -            -              -            379
           Additions to (repayment of) long-term debt, net            -        10,764          (30)             -         10,734
                                                              --------------------------------------------------------------------
Cash provided by (used in) financing activities                     379        10,764          (30)             -         11,113
                                                              --------------------------------------------------------------------
Net change in cash and cash equivalents                         $     -      $    114      $ 1,070       $      -       $  1,184
                                                              ====================================================================



                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Twenty-Six Weeks Ended April 28, 2001


                                                                 Parent       Total         Total
                                                                Company     Guarantor   Non-Guarantor  Eliminations       Total
                                                              --------------------------------------------------------------------
Cash provided by (used in) operating activities                 $     -      $  1,380      $  (591)      $      -       $    789

Cash flows from investing activities
           Additions to property, plant and equipment, net            -        (3,155)        (397)             -         (3,552)
           Cash received from (contributed to) subsidiary           224          (224)           -              -              -
                                                              --------------------------------------------------------------------
Cash provided by (used in) investing activities                     224        (3,379)        (397)             -         (3,552)

Cash flows from financing activities
           Common stock issuances                                   479             -            -              -            479
           Cash dividends                                          (703)            -            -              -           (703)
           Additions to long-term debt, net                           -         2,874          527              -          3,401
                                                              --------------------------------------------------------------------
Cash provided by (used in) financing activities                    (224)        2,874          527              -          3,177
                                                              --------------------------------------------------------------------
Net change in cash and cash equivalents                         $     -      $    875      $  (461)      $      -       $    414
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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                Thirteen             Twenty-Six
                                                              Weeks Ended           Weeks Ended
                                                          -------------------   -------------------
                                                          May 4,    April 28,   May 4,    April 28,
                                                           2002        2001      2002       2001
                                                          ------    ---------   ------    ---------
Net sales                                                 100.0%      100.0%    100.0%      100.0%
Cost of sales                                              75.8        76.4      76.3        75.1
                                                          -----       -----     -----       -----
Gross margin                                               24.2        23.6      23.7        24.9
Selling, general and administrative expenses               17.5        18.3      17.7        18.0
Special and nonrecurring items                               -           -        0.5          -
                                                          -----       -----     -----       -----
Operating profit                                            6.7         5.3       5.5         6.9
Interest expense, net                                       6.5         5.6       6.4         5.6
Minority interest in consolidated subsidiary                 -         (0.1)       -         (0.1)
                                                          -----       -----     -----       -----
Earnings (loss) before income taxes                         0.2        (0.2)     (0.9)        1.4
Income tax expense                                          0.1         0.3      (0.3)        0.8
                                                          -----       -----     -----       -----
Net earnings (loss)                                         0.1%       (0.5)%    (0.6)%       0.6%
                                                          =====       =====     =====       =====

Thirteen weeks ended May 4, 2002, compared to the thirteen weeks ended April 28, 2001

     Net earnings were $68 thousand in the second quarter of 2002 compared to a net loss of $0.4 million in the same period of 2001. Net earnings
(loss) per share were $0.01 in 2002, and $(0.04) in 2001. Weighted average shares outstanding were 9.0 million and 8.8 million shares in the second quarter of 2002 and 2001, respectively.

     Net sales for the second quarter of 2002 were $66.6 million, a decrease of 13.6% from the 2001 second quarter net sales of $77.1 million. The decrease is a result of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments. The decrease is also a result of a decline in sales to the contract office market related to weak market conditions.

     Cost of sales was $50.5 million in the second quarter of 2002, a decrease of 14.3% from $58.9 million in the second quarter of 2001. Gross margin decreased to $16.1 million for the second quarter of 2002, from $18.2 million in the same quarter of 2001. Gross margin as a percentage of net sales increased to 24.2% in 2002, from 23.6% in 2001. The improvement in gross margin as a percentage of net sales is a result of the implemented cost reduction activities at the manufacturing plants, including the closing of the Statesville, NC facility, which was completed during February 2002. The improvement in gross margin as a percentage of net sales was negatively impacted by the decline in sales, which reduced fixed overhead absorption at the manufacturing plants and by product mix and pricing pressures, primarily in the hospitality market.

     Selling, general and administrative expenses were $11.7 million in the second quarter of 2002, compared to $14.1 million in the second quarter of 2001. Selling, general and administrative expenses as a percentage of net sales were 17.5% for the second quarter of 2002, compared to 18.3% for the second quarter of 2001. The reduction of selling, general and administrative expenses was a result of cost reduction activities, the elimination of goodwill amortization and lower variable selling costs due to lower sales.

Twenty-six weeks ended May 4, 2002, compared to the twenty-six weeks ended April 28, 2001

     The Company reported a net loss of $0.8 million in the first half of 2002, and net earnings of $0.9 million in the first half of 2001. Net earnings (loss) per share were $(0.09) and $0.10 in the first twenty-six weeks of 2002 and 2001, respectively. Weighted average shares outstanding were 8.9 million shares in both the first half of 2002 and 2001.

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge is a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants.

     Net sales for the first half of 2002 were $130.9 million, a decrease of 14.6% from the first half of 2001 net sales of $153.3 million. The decrease is a result of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments. The decrease is also a result of a decline in sales to the contract office market related to weak market conditions.

     Cost of sales was $99.9 million in the first half of 2002, a decrease of 13.2% from $115.1 million in the first half of 2001. Gross margin decreased to $31.0 million for the first half of 2002, from $38.2 million in the first half of 2001. Gross margin as a percentage of net sales decreased to 23.7% in 2002, compared to 24.9% in 2001. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead absorption at the manufacturing plants.

     Selling, general and administrative expenses were $23.2 million in the first half of 2002, compared to $27.5 million in the first half of 2001. Selling, general and administrative expenses as a percentage of net sales were 17.7% for the first half of 2002, compared to 18.0% for the first half of 2001. The reduction of selling, general and administrative expenses was a result of cost reduction activities, the elimination of goodwill amortization and lower variable selling costs due to lower sales.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at May 4, 2002, was $41.8 million compared with $32.3 million at November 3, 2001. The Company's ratio of current assets to current liabilities was 1.7 to 1.0 at May 4, 2002, compared with 1.5 to 1.0 at November 3, 2001.

     Inventories were $59.2 million at May 4, 2002, compared to $49.2 million at November 3, 2001, a 20.3% increase. The increase in inventories is primarily the result of inventories being at their lowest level at year-end due to the timing of the business cycle and seasonal purchases of raw lumber.

     Cash flow activity for the first half of fiscal 2002 is presented in the Consolidated Statements of Cash Flows. During the twenty-six weeks ended May 4, 2002, the Company used $7.0 million of cash in its operating activities. Cash used in operating activities during the first half of 2002 primarily relates to a seasonal increase in inventories and a reduction of accrued liabilities related to a semi-annual interest payment for the Company's Senior Subordinated Notes, partially offset by a reduction in the level of accounts receivable balances. During the first half of 2002, the Company invested $3.0 million for capital expenditures, primarily for equipment replacement and investment in productivity improvement programs.

     The Company has a $25.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. During the twenty-six weeks ended May 4, 2002, the Company borrowed against the revolver and had $14.2 million outstanding at May 4, 2002.

     The Company expects that it will meet its ongoing working capital and capital requirements from a combination of existing cash, internally generated funds and available borrowings under its revolving credit facility. The Company's operating cash flows constitute its primary internal source of liquidity.

     As reported in the Company's 10-Q filing for the first quarter of 2002, the Company was not in compliance with certain financial covenants as defined in its Credit Agreement as of the end of the Company's first quarter of the fiscal year, February 2, 2002. The Lenders' Agent and the Requisite Lenders waived compliance with these certain financial covenants until March 31, 2002, pursuant to the terms contained in the Limited Waiver Regarding Financial Covenants dated January 25, 2002. On March 29, 2002, the Lenders' Agent and Requisite Lenders approved the Fourth Amendment to Credit Agreement ("Agreement"). At May 4, 2002, the Company is in compliance with all financial covenants.

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

     EBITDA, excluding the special and nonrecurring charge, was $11.7 million for the first half of 2002, a 26.5% decrease from $16.0 million, for the first half of 2001. EBITDA margins decreased to 9.0% of net sales for the first half of 2002 from 10.4% for the first half of 2001.

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

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

               The Company held its Annual Meeting of Stockholders on March 14, 2002, for the purposes of electing three Class C directors for a term expiring in 2005.

               The number of votes for and withheld for each nominee for director are as follows:

                    Nominee                 Votes For         Votes Withheld
                    -------                 ---------         --------------

                Franklin A. Jacobs          7,537,119             16,589

                Donald P. Gallop            7,529,562             24,146

                S. Lee Kling                7,527,562             26,146

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              None.

          (b) Reports on Form 8-K

              Fourth Amendment to Credit Agreement.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 FALCON PRODUCTS, INC.

Date: June 5, 2002                               /s/ Franklin A. Jacobs
                                                 ----------------------
                                                 Franklin A. Jacobs
                                                 Chief Executive Officer
                                                 and Chairman of the Board


Date: June 5, 2002                               /s/ Michael J. Dreller
                                                 ----------------------
                                                 Michael J. Dreller
                                                 Vice President and
                                                 Chief Financial Officer