Form 10-Q
period 2002-08-03
FALCON PRODUCTS INC /DE/
filed 2002-09-05
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 3, 2002

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

As of September 4, 2002, the registrant had 8,902,199 shares of common stock, $.02 par value, outstanding.

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
                                                          (Unaudited)


                                                                      Thirteen                          Thirty-Nine
                                                                    Weeks Ended                         Weeks Ended
                                                          --------------------------------    -------------------------------
                                                              Aug. 3,          July 28,          Aug. 3,          July 28,
(In thousands, except per share data)                          2002             2001              2002              2001
                                                          -------------     --------------    -------------    --------------
Net sales                                                 $      70,811     $       77,024    $     201,747    $      230,320

Cost of sales, including nonrecurring items                      54,260             64,578          154,177           179,687
                                                          -------------     --------------    -------------    --------------

     Gross margin                                                16,551             12,446           47,570            50,633

Selling, general and administrative expenses                     11,277             13,958           34,464            41,505

Special and nonrecurring items                                        -             12,000              639            12,000
                                                          -------------     --------------    -------------    --------------

     Operating profit                                             5,274            (13,512)          12,467            (2,872)

Interest expense, net                                             4,532              4,180           12,861            12,760

Minority interest in consolidated subsidiary                        (31)               (13)             (15)             (110)
                                                          -------------     --------------    -------------    --------------

     Earnings (loss) before income taxes                            773            (17,679)            (379)          (15,522)

Income tax expense (benefit)                                        439             (6,607)              98            (5,310)
                                                          -------------     --------------    -------------    --------------

     Net earnings (loss)                                  $         334     $      (11,072)   $        (477)   $      (10,212)
                                                          =============     ==============    =============    ==============

Basic and diluted earnings (loss) per share               $        0.04     $        (1.25)   $       (0.05)   $        (1.16)
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

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                         Consolidated Balance Sheets
                                         ---------------------------


(In thousands, except share data)                                               (Unaudited)
                                                                                  Aug. 3,         November 3,
Assets                                                                              2002              2001
------                                                                          ----------        -----------
Current assets:
    Cash and cash equivalents                                                   $    2,873        $     1,670
    Accounts receivable, less allowances
        of $826 and $949, respectively                                              31,826             35,268
    Inventories                                                                     61,642             49,224
    Prepayments and other current assets                                             8,402              6,977
                                                                                ----------        -----------
           Total current assets                                                    104,743             93,139
                                                                                ----------        -----------
Property, plant and equipment:
    Land                                                                             3,498              3,392
    Buildings and improvements                                                      21,113             20,345
    Machinery and equipment                                                         49,060             44,953
                                                                                ----------        -----------
                                                                                    73,671             68,690
    Less: accumulated depreciation                                                  30,508             26,156
                                                                                ----------        -----------
           Net property, plant and equipment                                        43,163             42,534
                                                                                ----------        -----------
Other assets, net of accumulated amortization:
    Goodwill                                                                       117,474            117,474
    Other                                                                           14,465             14,320
                                                                                ----------        -----------
           Total other assets                                                      131,939            131,794
                                                                                ----------        -----------

Total Assets                                                                    $  279,845        $   267,467
                                                                                ==========        ===========

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
    Accounts payable                                                            $   26,636        $    20,101
    Customer deposits                                                                9,652             10,953
    Accrued liabilities                                                             11,739             18,303
    Current maturities of long-term debt                                            14,683             11,510
                                                                                ----------        -----------
           Total current liabilities                                                62,710             60,867
Long-term obligations:
     Long-term debt                                                                144,406            136,461
     Minority interest in consolidated subsidiary                                      662                677
     Other                                                                          10,045              9,421
                                                                                ----------        -----------
           Total liabilities                                                       217,823            207,426
                                                                                ----------        -----------
Stockholders' equity:
    Common stock, $.02 par value: authorized 20,000,000 shares;
        issued 9,915,117 shares                                                        198                198
    Additional paid-in capital                                                      47,376             47,376
    Treasury stock, at cost (1,012,918 and 1,117,151 shares, respectively)         (11,949)           (13,468)
    Accumulated other comprehensive loss                                            (4,584)            (6,460)
    Retained earnings                                                               30,981             32,395
                                                                                ----------        -----------
           Total stockholders' equity                                               62,022             60,041
                                                                                ----------        -----------

Total Liabilities and Stockholders' Equity                                      $  279,845        $   267,467
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

                                                                                    Thirty-Nine Weeks Ended
                                                                                ---------------------------------
(In thousands)                                                                      Aug. 3,          July 28,
                                                                                     2002              2001
                                                                                ---------------   ---------------
Cash flows from operating activities:
    Net earnings (loss)                                                         $          (477)  $       (10,212)
    Adjustments to reconcile net earnings (loss) to net cash
      provided by operating activities:
       Depreciation and amortization                                                      6,566             8,548
       Minority interest in consolidated subsidiary                                         (15)             (110)
       Special and nonrecurring items, net of tax benefit                                     -            11,160
       Change in assets and liabilities:
                       Accounts receivable                                                3,151             4,414
                       Inventories                                                      (11,638)           (7,611)
                       Prepayments and other current assets                              (1,425)             (549)
                       Other assets                                                      (1,554)           (2,327)
                       Accounts payable and customer deposits                             5,011             3,757
                       Accrued liabilities                                               (6,290)           (6,889)
                       Other liabilities                                                    755               372
                                                                                ---------------   ---------------
               Cash provided by (used in) operating activities                           (5,916)              553
                                                                                ---------------   ---------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                           (3,638)           (4,891)
                                                                                ---------------   ---------------
               Cash used in investing activities                                         (3,638)           (4,891)
                                                                                ---------------   ---------------
Cash flows from financing activities:
    Common stock issuances                                                                  379               475
    Cash dividends                                                                            -            (1,055)
    Repayment of long-term debt                                                          (6,782)           (2,816)
    Proceeds from long-term debt                                                         17,160             6,763
                                                                                ---------------   ---------------
                Cash provided by financing activities                                    10,757             3,367
                                                                                ---------------   ---------------
Increase (decrease) in cash and cash equivalents                                          1,203              (971)
Cash and cash equivalents-beginning of period                                             1,670             3,929
                                                                                ---------------   ---------------
Cash and cash equivalents-end of period                                         $         2,873   $         2,958
                                                                                ===============   ===============

Supplemental cash flow information:
    Cash paid for interest                                                      $        15,484   $        14,993
                                                                                ===============   ===============
    Cash paid for taxes                                                         $           439   $           949
                                                                                ===============   ===============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
               For the Thirty-Nine Weeks Ended August 3, 2002
               ----------------------------------------------

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

     During the third quarter of 2001, the Company recorded a pre-tax charge of $18.0 million, $11.2 million after-tax, for special and nonrecurring items. The charges are a result of the Company's strategic initiatives to consolidate its manufacturing operations and eliminate several duplicative and non-performing product lines. The Company announced plans to close its Statesville, North Carolina facility and downsize its Zacatecas, Mexico facility and transfer production into the Company's other plants. This charge includes costs associated with asset write-downs and dispositions, real estate holding exit costs, employee severance and other related costs associated with exiting the closed facilities. Cost of sales includes a $6.0 million charge to write-down the carrying value of inventory.

A summary of the 2002 activity related to the strategic initiative is as follows:

            In thousands
            Liability, November 3, 2001                  $ 2,836
            Charges to operations:
                  Facility shut-down costs                   639
            Cash paid:
                  Facility shut-down costs                (1,415)
                  Severance and other costs               (1,264)
                                                         -------
            Liability, August 3, 2002                    $   796
                                                         =======

Note 3 - Inventories

     Inventories consisted of the following:

                                                  August 3,           November 3,
In thousands                                         2002                2001
                                                  ---------           -----------
Raw materials.......................               $42,985             $  33,501
Work in process.....................                11,884                 9,054
Finished goods......................                 6,773                 6,669
                                                  ---------           -----------
                                                   $61,642             $  49,224
                                                  =========           ===========

Note 4 - Earnings Per Share

     The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share:

                                                              Thirteen Weeks Ended                   Thirty-Nine Weeks Ended
                                                        ----------------------------------      ----------------------------------
In thousands,                                             Aug. 3,             July 28,              Aug. 3,            July 28,
except per-share data                                      2002                 2001                 2002                2001
                                                        -----------        ---------------      --------------      --------------
Net earnings (loss)...............................        $   334             $ (11,072)          $    (477)          $ (10,212)

Weighted average shares outstanding...............          8,946                 8,842               8,941               8,828
Assumed exercise of options.......................              -                     -                   -                   -
                                                        -----------        ---------------      --------------      --------------
Weighted average diluted shares
       outstanding................................          8,946                 8,842               8,941               8,828
                                                        ===========        ===============      ==============      ==============

Basic earnings (loss) per share...................        $  0.04             $   (1.25)          $   (0.05)          $   (1.16)
                                                        ===========        ===============      ==============      ==============
Diluted earnings (loss) per share.................        $  0.04             $   (1.25)          $   (0.05)          $   (1.16)
                                                        ===========        ===============      ==============      ==============


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

                                                    Thirteen Weeks Ended              Thirty-Nine Weeks Ended
                                               ------------------------------     -------------------------------
                                                 Aug. 3,            July 28,         Aug. 3,          July 28,
                                                  2002                2001            2002              2001
                                               -----------       ------------     ------------     --------------
Net earnings (loss)                              $  334            $(11,072)          $ (477)         $(10,212)
Translation adjustments                             810                   -            1,331               454
Cash flow hedge                                     305                   -              545                 -
                                               -----------       ------------      -----------      -------------
Comprehensive income (loss)                      $1,449            $(11,072)          $1,399          $ (9,758)
                                               ===========       ============      ===========      =============

Note 6 - Recently Issued Accounting Standards

     On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved the issuance of Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. SFAS No. 141 also includes new criteria to recognize intangible assets separately from goodwill. The requirements of SFAS No. 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed for impairment annually, or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 on November 4, 2001. Upon adoption, the Company did not have an impairment charge and eliminated the amortization of goodwill, which totaled $0.9 million and $2.6 million during the third quarter of 2001 and the first thirty-nine weeks of 2001, respectively. Adjusted for the elimination of goodwill, basic and diluted earnings per share for the third quarter and thirty-nine weeks ended July 28, 2001, would have been ($1.16) and ($0.87), respectively.

     In July 2002, the FASB issued SFAS No. 146 "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

Note 7 - Derivative Instruments

     The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments. At August 3, 2002, the Company had no interest rate swap agreements.

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

                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                         For the Thirteen Weeks Ended August 3, 2002

                                                    Parent         Total            Total
                                                   Company       Guarantor      Non-Guarantor    Eliminations     Total
                                                 ---------------------------------------------------------------------------
Net sales                                           $   -        $ 67,946         $   6,896       $ (4,031)     $ 70,811
Cost of sales                                           -          51,640             6,651         (4,031)       54,260
Selling, general and administrative expenses            -          10,370               907              -        11,277
                                                 ---------------------------------------------------------------------------
      Operating profit (loss)                           -           5,936              (662)            -          5,274
Equity in earnings of subsidiary                      334               -                 -           (334)            -
Interest expense, net                                   -           4,493                39              -         4,532
Minority interest in consolidated subsidiary            -             (31)                -              -           (31)
                                                 ---------------------------------------------------------------------------
      Earnings (loss) before income taxes             334           1,474              (701)          (334)          773
Income tax expense (benefit)                            -             627              (188)             -           439
                                                 ---------------------------------------------------------------------------
      Net earnings (loss)                           $ 334        $    847         $    (513)      $   (334)     $    334
                                                 ===========================================================================



                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                         For the Thirteen Weeks Ended July 28, 2001

                                                    Parent         Total            Total
                                                   Company       Guarantor      Non-Guarantor    Eliminations     Total
                                                 ---------------------------------------------------------------------------
Net sales                                         $       -      $ 75,239         $  4,557        $ (2,772)     $ 77,024
Cost of sales, including nonrecurring items               -        62,494            4,856          (2,772)       64,578
Selling, general and administrative expenses              -        13,674              284               -        13,958
Special and nonrecurring items                            -        12,000                -               -        12,000
                                                 ---------------------------------------------------------------------------
      Operating profit                                    -       (12,929)            (583)              -       (13,512)
Equity in earnings (loss) of subsidiary             (11,072)            -                -          11,072             -
Interest expense, net                                     -         4,134               46               -         4,180
Minority interest in consolidated subsidiary              -           (13)               -               -           (13)
                                                 ---------------------------------------------------------------------------
      Earnings (loss) before income taxes           (11,072)      (17,050)            (629)         11,072       (17,679)
Income tax expense (benefit)                              -        (6,349)            (258)              -        (6,607)
                                                 ---------------------------------------------------------------------------
      Net earnings (loss)                         $ (11,072)     $(10,701)        $   (371)       $ 11,072      $(11,072)
                                                 ===========================================================================

                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                       For the Thirty-Nine Weeks Ended August 3, 2002

                                                    Parent        Total           Total
                                                   Company      Guarantor     Non-Guarantor     Eliminations     Total
                                                 --------------------------------------------------------------------------
Net sales                                          $     -      $ 193,258      $  21,382         $ (12,893)    $ 201,747
Cost of sales                                            -        147,265         19,805           (12,893)      154,177
Selling, general and administrative expenses             -         32,139          2,325                 -        34,464
Special and nonrecurring items                           -            639              -                 -           639
                                                 --------------------------------------------------------------------------
      Operating profit (loss)                            -         13,215           (748)                -        12,467
Equity in earnings (loss) of subsidiary               (477)             -              -               477             -
Interest expense, net                                    -         12,763             98                 -        12,861
Minority interest in consolidated subsidiary             -            (15)             -                 -           (15)
                                                 --------------------------------------------------------------------------
      Earnings (loss) before income taxes             (477)           467           (846)              477          (379)
Income tax expense (benefit)                             -            279           (181)                -            98
                                                 --------------------------------------------------------------------------
      Net earnings (loss)                          $  (477)     $     188      $    (665)        $     477     $    (477)
                                                 ==========================================================================



                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                        For the Thirty-Nine Weeks Ended July 28, 2001

                                                     Parent         Total          Total
                                                    Company       Guarantor    Non-Guarantor     Eliminations     Total
                                                 ---------------------------------------------------------------------------
Net sales                                          $       -      $224,147       $ 14,013         $ (7,840)     $ 230,320
Cost of sales, including nonrecurring items                -       174,245         13,282           (7,840)       179,687
Selling, general and administrative expenses               -        40,194          1,311                -         41,505
Special and nonrecurring items                             -        12,000              -                -         12,000
                                                 ---------------------------------------------------------------------------
      Operating loss                                       -        (2,292)          (580)               -         (2,872)
Equity in earnings (loss) of subsidiary              (10,212)            -              -           10,212              -
Interest expense, net                                      -        12,626            134                -         12,760
Minority interest in consolidated subsidiary               -          (110)             -                -           (110)
                                                 ---------------------------------------------------------------------------
      Earnings (loss) before income taxes            (10,212)      (14,808)          (714)          10,212        (15,522)
Income tax expense (benefit)                               -        (4,961)          (349)               -         (5,310)
                                                 ---------------------------------------------------------------------------
      Net earnings (loss)                          $ (10,212)     $ (9,847)      $   (365)        $ 10,212      $ (10,212)
                                                 ===========================================================================

                                                    Falcon Products, Inc.
                                                 Consolidating Balance Sheet
                                                    As of August 3, 2002

                                                     Parent         Total          Total
                                                    Company       Guarantor    Non-Guarantor     Eliminations     Total
                                                 ---------------------------------------------------------------------------
Assets
         Cash and cash equivalents                 $     -        $   1,583      $  1,290         $      -      $   2,873
         Accounts receivable                             -           27,531         4,295                -         31,826
         Inventories                                     -           52,797         8,845                -         61,642
         Other current assets                            -            7,631           771                -          8,402
                                                 ---------------------------------------------------------------------------
               Total current assets                      -           89,542        15,201                -        104,743
         Property, plant and equipment, net              -           28,590        14,573                -         43,163
         Investment in subsidiaries                 62,022                -             -          (62,022)             -
         Goodwill and other assets                       -          131,939             -                -        131,939
                                                 ---------------------------------------------------------------------------
Total assets                                       $62,022        $ 250,071      $ 29,774         $(62,022)     $ 279,845
                                                 ===========================================================================

Liabilities and Stockholders' Equity
         Current liabilities                       $     -        $  56,840      $  5,870         $      -      $  62,710
         Long-term debt                                  -          143,002         1,404                -        144,406
         Other long-term liabilities                     -           10,538           169                -         10,707
         Intercompany payable (receivable)               -          (12,274)       12,274                -              -
                                                 ---------------------------------------------------------------------------
Total liabilities                                        -          198,106        19,717                -        217,823
Total stockholders' equity                          62,022           51,965        10,057          (62,022)        62,022
                                                 ---------------------------------------------------------------------------
Total liabilities and stockholders' equity         $62,022        $ 250,071      $ 29,774         $(62,022)     $ 279,845
                                                 ===========================================================================

                                                    Falcon Products, Inc.
                                                 Consolidating Balance Sheet
                                                   As of November 3, 2001
                                                     Parent         Total          Total
                                                    Company       Guarantor    Non-Guarantor     Eliminations     Total
                                                 ---------------------------------------------------------------------------
Assets
         Cash and cash equivalents                 $       -      $   1,505     $      165        $       -      $   1,670
         Accounts receivable                               -         32,740          2,528                -         35,268
         Inventories                                       -         44,532          4,692                -         49,224
         Other current assets                              -          6,068            909                -          6,977
                                                 ---------------------------------------------------------------------------
               Total current assets                        -         84,845          8,294                -         93,139
         Property, plant and equipment, net                -         30,460         12,074                -         42,534
         Investment in subsidiaries                   60,041              -              -          (60,041)             -
         Goodwill and other assets                         -        131,794              -                -        131,794
                                                 ---------------------------------------------------------------------------
Total assets                                       $  60,041      $ 247,099     $   20,368        $ (60,041)     $ 267,467
                                                 ===========================================================================

Liabilities and Stockholders' Equity
         Current liabilities                       $       -      $  57,284     $    3,583        $       -      $  60,867
         Long-term debt                                    -        135,110          1,351                -        136,461
         Other long-term liabilities                       -         10,098              -                -         10,098
         Intercompany payable (receivable)                 -         (4,712)         4,712                -              -
                                                 ---------------------------------------------------------------------------
Total liabilities                                          -        197,780          9,646                -        207,426
Total stockholders' equity                            60,041         49,319         10,722          (60,041)        60,041
                                                 ---------------------------------------------------------------------------
Total liabilities and stockholders' equity         $  60,041      $ 247,099     $   20,368        $ (60,041)     $ 267,467
                                                 ===========================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirty-Nine Weeks Ended August 3, 2002

                                                         Parent          Total              Total
                                                        Company        Guarantor        Non-Guarantor     Eliminations    Total
                                                       ----------------------------------------------------------------------------
Cash provided by (used in) operating activities         $    -         $ (8,452)          $  2,536          $     -     $(5,916)

Cash flows from investing activities
   Additions to property, plant and equipment, net           -           (1,434)            (2,204)               -      (3,638)
   Cash received from (contributed to) subsidiary         (379)             379                  -                -           -
                                                       ----------------------------------------------------------------------------
Cash used in investing activities                         (379)          (1,055)            (2,204)               -      (3,638)

Cash flows from financing activities
   Common stock issuances                                  379                -                  -                -         379
   Additions to long-term debt, net                          -            9,585                793                -      10,378
                                                       ----------------------------------------------------------------------------
Cash provided by financing activities                      379            9,585                793                -      10,757
                                                       ----------------------------------------------------------------------------
Net change in cash and cash equivalents                 $    -         $     78           $  1,125          $     -     $ 1,203
                                                       ============================================================================





                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirty-Nine Weeks Ended July 28, 2001

                                                         Parent          Total              Total
                                                        Company        Guarantor        Non-Guarantor     Eliminations    Total
                                                       ----------------------------------------------------------------------------
Cash provided by (used in) operating activities         $    -         $  1,070           $   (517)         $     -     $   553

Cash flows from investing activities
   Additions to property, plant and equipment, net           -           (4,236)              (655)               -      (4,891)
   Cash received from (contributed to) subsidiary          580             (580)                 -                -           -
                                                       ----------------------------------------------------------------------------
Cash provided by (used in) investing activities            580           (4,816)              (655)               -      (4,891)

Cash flows from financing activities
   Common stock issuances                                  475                -                  -                -         475
   Cash dividends                                       (1,055)               -                  -                -      (1,055)
   Additions to long-term debt, net                          -            3,445                502                -       3,947
                                                       ---------------------------------------------------------------------------
Cash provided by (used in) financing activities           (580)           3,445                502                -       3,367
                                                       ---------------------------------------------------------------------------
Net change in cash and cash equivalents                 $    -         $   (301)          $   (670)         $     -     $  (971)
                                                       ===========================================================================

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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                               Thirteen                 Thirty-Nine
                                                                             Weeks Ended                Weeks Ended
                                                                      --------------------------------------------------------
                                                                        Aug. 3,       July 28,        Aug. 3,       July 28,
                                                                         2002           2001           2002           2001
                                                                      ------------- -------------  ------------   ------------
Net sales                                                                100.0%         100.0%         100.0%        100.0%
Cost of sales, including nonrecurring items                               76.6           83.8           76.4          78.0
                                                                      ------------- -------------  ------------   ------------
Gross margin                                                              23.4           16.2           23.6          22.0
Selling, general and administrative expenses                              15.9           18.1           17.1          18.0
Special and nonrecurring items                                               -           15.6            0.3           5.2
                                                                      ------------- -------------  ------------   ------------
Operating profit                                                           7.5          (17.5)           6.2          (1.2)
Interest expense, net                                                      6.4            5.4            6.4           5.5
                                                                      ------------- -------------  ------------   ------------
Earnings (loss) before income taxes                                        1.1          (22.9)          (0.2)         (6.7)
Income tax expense                                                         0.6           (8.5)             -          (2.3)
                                                                      ------------- -------------  ------------   ------------
Net earnings (loss)                                                        0.5%         (14.4)%         (0.2)%        (4.4)%
                                                                      ============= =============  ============   ============

Thirteen weeks ended August 3, 2002, compared to the thirteen weeks ended July 28, 2001

     During the third quarter of 2001, the Company recorded a pre-tax charge of $18.0 million, $11.2 million after-tax, for special and nonrecurring items. The charges are a result of the Company's strategic initiatives to consolidate its manufacturing operations and eliminate several duplicative and non-performing product lines. The Company announced plans to close its Statesville, North Carolina facility and downsize its Zacatecas, Mexico facility and transfer production into the Company's other plants. This charge includes costs associated with asset write-downs and dispositions, real estate holding exit costs, employee severance and other related costs associated with exiting the closed facilities. Cost of sales includes a $6.0 million charge to write-down the carrying value of inventory.

     Net earnings were $334 thousand in the third quarter of 2002 compared to a net loss of $11.1 million in the same period of 2001. Net earnings
(loss) per share were $0.04 in 2002, and $(1.25) in 2001. Weighted average shares outstanding were 8.9 million and 8.8 million shares in the third quarter of 2002 and 2001, respectively.

     Net sales for the third quarter of 2002 were $70.8 million, a decrease of 8.1% from the 2001 third quarter net sales of $77.0 million. The decrease is a result of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments. The decrease is also a result of the Company's decision to discontinue non-profitable business with certain buying clubs and a purchasing group and a decline in sales to the contract office market related to weak market conditions.

     Cost of sales was $54.3 million in the third quarter of 2002, a decrease of 16.0% from $64.6 million in the third quarter of 2001, or a decrease of 7.4% from $58.6 million, excluding the nonrecurring charge, in the third quarter of 2001. Gross margin was $16.6 million for the third quarter of 2002, as compared to $12.4 million in the same quarter of 2001 and $18.4 million, excluding the nonrecurring charge, in the third quarter of 2001. Gross margin as a percentage of net sales was 23.4% in 2002 as compared to 16.2% in 2001, or 23.9% in 2001, excluding the nonrecurring charge. The decline in gross margin is a result of the decline in sales, which reduced fixed overhead absorption at the manufacturing plants and unfavorable product mix and pricing pressures, primarily in the hospitality market. The decline was offset by the implemented cost reduction activities at the manufacturing plants, including the closing of the Statesville, NC facility, which was completed during February 2002.

     Selling, general and administrative expenses were $11.3 million in the third quarter of 2002, compared to $14.0 million in the third quarter of 2001. Selling, general and administrative expenses as a percentage of net sales were 15.9% for the third quarter of 2002, compared to 18.1% for the third quarter of 2001. The reduction of selling, general and administrative expenses was a result of cost reduction activities, the elimination of goodwill amortization and lower variable selling costs due to lower sales.

     The effective tax rate differs from the statutory tax rate due to non-deductible permanent tax items and state, local and foreign taxes.

Thirty-nine weeks ended August 3, 2002, compared to the thirty-nine weeks ended July 28, 2001

     As previously discussed, during the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. Also, during the third quarter of 2001, the Company recorded a pre-tax charge of $18.0 million, $11.2 million after-tax, for special and nonrecurring items. Cost of sales in 2001 includes a $6.0 million charge to write-down the carrying value of inventory.

     The Company reported a net loss of $477 thousand in the first nine months of 2002, and a net loss of $10.2 million in the first nine months of 2001. Net earnings (loss) per share were $(0.05) and $(1.16) in the first thirty-nine weeks of 2002 and 2001, respectively. Weighted average shares outstanding were 8.9 million and 8.8 million shares in the first nine months of 2002 and 2001, respectively.

     Net sales for the first nine months of 2002 were $201.7 million, a decrease of 12.4% from the first nine months of 2001 net sales of $230.3 million. The decrease is a result of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments. The decrease is also a result of the Company's decision to discontinue non-profitable business with certain buying clubs and a purchasing group and a decline in sales to the contract office market related to weak market conditions.

     Cost of sales was $154.2 million in the first nine months of 2002, a decrease of 14.2% from $179.7 million in the first nine-months of 2001, or a decrease of 11.2% from $173.7 million, excluding the nonrecurring charge, in the first nine-months of 2001. Gross margin was $47.6 million for the first nine-months of 2002, $50.6 million in the first nine-months of 2001 and $56.6 million, excluding the nonrecurring charge, in the first nine-months of 2001. Gross margin as a percentage of net sales was 23.6% in 2002, compared to 22.0% in 2001 and 24.6% in 2001, excluding the nonrecurring charge. The decline in gross margin is a result of the decline in sales, which reduced fixed overhead absorption at the manufacturing plants and unfavorable product mix and pricing pressures, primarily in the hospitality market. The decline was offset by the implemented cost reduction activities at the manufacturing plants, including the closing of the Statesville, NC facility.

     Selling, general and administrative expenses were $34.5 million in the first nine-months of 2002, compared to $41.5 million in the first nine-months of 2001. Selling, general and administrative expenses as a percentage of net sales were 17.1% for the first nine-months of 2002, compared to 18.0% for the first nine-months of 2001. The reduction of selling, general and administrative expenses was a result of cost reduction activities, the elimination of goodwill amortization and lower variable selling costs due to lower sales.

     The effective tax rate differs from the statutory tax rate due to non-deductible permanent tax items and state, local and foreign taxes.

 LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at August 3, 2002, was $42.0 million compared with $32.3 million at November 3, 2001. The Company's ratio of current assets to current liabilities was 1.7 to 1.0 at August 3, 2002, compared with 1.5 to 1.0 at November 3, 2001.

     Inventories were $61.6 million at August 3, 2002, compared to $49.2 million at November 3, 2001, a 25.2% increase. The increase in inventories is primarily due to increased stocking levels of raw material items and component parts in part due to the Company's plant consolidation efforts, as well as a decrease in inventory consumption because of the decline in sales volume and a seasonal increase due to the timing of the Company's business cycle.

     Based on the Company's review of the goodwill impairment indicators, the Company has determined that an additional impairment review is not currently required. The Company's impairment review process is based on an approach that uses estimates of future revenues and expenses, as well as appropriate discount rates. These estimates are consistent with the plans and estimates that the Company uses to manage the business. The estimates used assume that the Company will gain market share in the future and that the commercial furniture market would experience a gradual recovery and a return to growth from the current trends. If the Company fails to achieve the assumed revenue growth rates or assumed gross margin, the Company may incur charges for impairment of goodwill in the future.

     Cash flow activity for the first nine-months of fiscal 2002 is presented in the Consolidated Statements of Cash Flows. During the thirty-nine weeks ended August 3, 2002, the Company used $5.9 million of cash in its operating activities. Cash used in operating activities during the first nine-months of 2002 primarily relates to the increase in inventories and a reduction of accrued liabilities related to a semi-annual interest payment for the Company's Senior Subordinated Notes, partially offset by a reduction in the level of accounts receivable balances. During the first nine-months of 2002, the

Company invested $3.6 million for capital expenditures, primarily for equipment replacement and investment in productivity improvement programs.

     The Company has a $25.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company's option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company's leverage ratio. During the thirty-nine weeks ended August 3, 2002, the Company borrowed against the revolver and had $16.7 million outstanding at August 3, 2002. Approximately $4.9 million of the total commitment under the revolving line of credit agreement is currently used to support outstanding standby letters of credit.

     The Company's most restrictive debt covenant is the Maximum
Consolidated Leverage Ratio ("Ratio") as defined in the agreement. The Ratio requirement is 5.95 at August 3, 2002, but changes to 5.50 at November 2, 2002. At August 3, 2002, the Company's Ratio is 5.82. The Company believes it will remain in compliance with this covenant at November 2, 2002.

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

     EBITDA, excluding the special and nonrecurring charge, was $19.0 million for the first nine-months of 2002, a 17.7% decrease from $23.1 million, for the first nine-months of 2001. EBITDA margins, excluding special and nonrecurring items, decreased to 9.4% of net sales for the first nine-months of 2002 from 10.0% for the first nine-months of 2001.

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

          None.

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              Exhibit 99.1 - Certificate of Principal Executive Officer.
              Exhibit 99.2 - Certificate of Principal Financial Officer.

          (b) Reports on Form 8-K

              Changes in Registrant's Certifying Accountants.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               FALCON PRODUCTS, INC.

Date: September 4, 2002                        /s/ Franklin A. Jacobs
                                               ----------------------
                                               Franklin A. Jacobs
                                               Chief Executive Officer
                                               and Chairman of the Board


Date: September 4, 2002                        /s/ Michael J. Dreller
                                               ----------------------
                                               Michael J. Dreller
                                               Vice President and
                                               Chief Financial Officer