Form 10-Q/A
period 2002-08-03
FALCON PRODUCTS INC /DE/
filed 2002-09-10
CIK 34339

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the quarterly period ended August 3, 2002.

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _______________ to _________________.

Commission file number:    1-11577

                              FALCON PRODUCTS, INC.
             (Exact name of registrant as specified in its charter)

                   Delaware                                43-0730877
      (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

      9387 Dielman Industrial Drive
           St. Louis, Missouri                                63132
 (Address of Principal Executive Offices)                   (ZIP Code)

                                 (314) 991-9200
              (Registrant's Telephone Number, Including Area Code)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     As of September 4, 2002, the registrant had 8,902,199 shares of common stock, $.02 par value, outstanding.

EXPLANATORY NOTE: The Registrant is filing this Form 10-Q/A to include the written certification by the Registrant's CEO and CFO required by Section 302 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2002


                                   FALCON PRODUCTS, INC.


                                   /s/ Franklin A. Jacobs
                                   --------------------------------------------
                                   Franklin A. Jacobs
                                   Chief Executive Officer
                                   And Chairman of the Board



                                   /s/ Michael J. Dreller
                                   --------------------------------------------
                                   Michael J. Dreller
                                   Vice President and
                                   Chief Financial Officer

                      Chief Executive Officer Certification


         I, Franklin A. Jacobs certify that:

         1. I have reviewed the quarterly report on Form 10-Q of Falcon Products, Inc. (the "Registrant") for the period ended August 3, 2002 (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

                                /s/   Franklin A. Jacobs
                                   -------------------------------------------
                                    Name:  Franklin A. Jacobs
                                    Title: Chief Executive Officer




                      Chief Financial Officer Certification


         I, Michael J. Dreller, certify that:

         1. I have reviewed the quarterly report on Form 10-Q of Falcon Products, Inc. (the "Registrant") for the period ended August 3, 2002 (the "Report").

         2. Based on my knowledge, the Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the Report.

         3. Based on my knowledge, the financial statements, and other financial information included in the Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in the Report.

                                /s/   Michael J. Dreller
                                   -------------------------------------------
                                    Name:  Michael J. Dreller
                                    Title: Chief Financial Officer