Form 10-K
period 2002-11-02
FALCON PRODUCTS INC /DE/
filed 2003-01-30
CIK 34339

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                   FORM 10-K

(MARK ONE)
|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE FISCAL YEAR ENDED NOVEMBER 2, 2002

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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: |X|

    The aggregate market value of the shares of Common Stock held by nonaffiliates of the Registrant as of January 15, 2003 was $28.2 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

    As of January 15, 2003, the Registrant had 8,996,910 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended November 2, 2002 are incorporated herein by reference into Parts II and IV of this Report.

    Portions of the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held March 6, 2003, are incorporated herein by reference into Part III of this Report.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART I
------

                 ITEM 1.    Business....................................    3
                 ITEM 2.    Properties..................................    8
                 ITEM 3.    Legal Proceedings...........................    8
                 ITEM 4.    Submission of Matters to a Vote of Security
                            Holders.....................................    8
                 ITEM 4A.   Executive Officers of the Registrant........    9

PART II
-------

                 ITEM 5.    Market for the Registrant's Common Equity
                            and Related Stockholder Matters.............    9
                 ITEM 6.    Selected Financial Data.....................    10
                 ITEM 7.    Management's Discussion and Analysis of
                            Financial Condition and Results of              10
                            Operations..................................
                 ITEM 7A.   Quantitative and Qualitative Disclosures
                            About Market Risk ..........................    10
                 ITEM 8.    Financial Statements and Supplementary Data.    10
                 ITEM 9.    Changes in and Disagreements with
                            Accountants on Accounting and Financial
                            Disclosure..................................    11

PART III
--------

                 ITEM 10.   Directors and Executive Officers of the         11
                            Registrant..................................
                 ITEM 11.   Executive and Director Compensation.........    11
                 ITEM 12.   Security Ownership of Certain Beneficial
                            Owners and Management.......................    11
                 ITEM 13.   Certain Relationships and Related               11
                            Transactions................................
                 ITEM 14.   Controls and Procedures.....................    12

PART IV
-------

                 ITEM 15.   Exhibits, Financial Statement Schedules and
                            Reports on Form 8-K.........................    12

SIGNATURES                  ............................................    18
----------

CERTIFICATIONS              ............................................    19
--------------

EXHIBIT INDEX               ............................................    21
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

    The Company's executive office is located at 9387 Dielman Industrial Drive, St. Louis, Missouri 63132. The Company was incorporated in the State of Delaware in 1974, succeeding a business, which had commenced operations in 1957.

PRODUCTS

    The Company's principal products consist of an extensive line of furniture and related products, including wood and metal chairs, banquet and conference tables, table tops, table bases, booths, casegoods and other related products.

    The Company markets its seating products under the Falcon, Charlotte, Decor Concepts, Epic, Howe, Johnson Tables, Shelby Williams, King Arthur and Thonet brand names.

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

         Wood and Rattan. Wood chairs are manufactured in hardwoods, such as maple, oak and beech, and are available in a wide variety of finishes, upholstered fabric and vinyl coverings. Products are made of solid wood or a combination of woods, and many are constructed with bentwood components, which provide extended durability. Wood chair products are finished on conveyorized lines, which incorporate forced drying cycles. Wood chairs are finished with one of our standard colors or the customer may specify or supply its choice of finish material. Sealer coats and final conversion varnish coats are applied to our wood chairs by means of electrostatic finishing systems, which insure uniform application, resulting in a durable chip-resistant finish. To fully complement our seating line, the Company markets a wide collection of wicker and rattan seating products.

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

         Other Products. The Company also manufactures portable dance floors and platforms, as well as a full range of vinyl wall coverings. The Company markets these products under the Sellers & Josephson and King Arthur brand names.

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

    International Sales. The Company's products are marketed throughout Europe through distribution agreements with a number of European distributors. The Company's Howe A/S, subsidiary located in Middelfart, Denmark ("Howe Europe") markets, assembles and distributes tables and chairs to the European contract office market for training, conferencing, meeting and executive dining applications. The Company holds the European distribution rights to the award-winning 40/4(TM) chair through an exclusive licensing agreement with David Rowland, the chair's designer. The Company's Falcon Mimon, a.s., subsidiary located in Mimon, Czech Republic ("Falcon Mimon") also markets wood chair frames directly. The manufacturing capabilities of Falcon Mimon, Howe Europe and the distribution network allow the Company to take advantage of opportunities in Europe.

    Distribution of the Company's products in Asia and the Pacific Rim is achieved through distribution arrangements in Japan, Hong Kong, and South Korea. The Company's Falcon Products (Shenzhen) Limited, subsidiary located in Shenzhen, The People's Republic of China ("Falcon China") markets table tops and millwork to support customers throughout the Asia Pacific region. The Company's international sales efforts are supported by dedicated customer service personnel. During 2002, 2001, and 2000, foreign operations and export sales were $17.4, $22.4, and $25.0, million, respectively. Of these amounts, $11.8 million, $9.3 million and $9.7 million of sales in 2002, 2001, and 2000, respectively, were made directly from the Company's Falcon Mimon, Howe Europe, and Falcon China locations.

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

    All manufacturing operations emphasize quality control during the various production processes. To provide consistency and speed to the finishing process, the Company utilizes conveyorized paint lines with spray booths and drying ovens positioned to allow proper drying times between finishing steps. In addition, the Company has electrostatic wood-finishing systems, which provide superior finishing qualities and are advantageous from an environmental standpoint. The Company has invested in powder-coating lines, which provide similar advantages for the metal products, and expects to continue to invest in automated machinery and equipment.

    The Company's manufacturing facilities are strategically located throughout the United States and internationally to meet the requirements of its customers and its distribution network. The Company's products are manufactured at its facilities in the United States in Newport and Morristown, Tennessee, Belmont and Canton, Mississippi, and Englewood and Carlstadt, New Jersey, and internationally in Mimon, Czech Republic, Juarez and Zacatecas, Mexico, Shenzhen, The People's Republic of China and Middelfart, Denmark.

RAW MATERIALS

    The Company manufactures its products to customer order from basic raw materials. The Company utilizes a variety of raw materials in the manufacture of its products, including rough lumber, plywood, rattan, laminates, particle board, metal tubing, steel wire, scrap iron and various plastic components and other frame components, from cushioning, vinyl and textiles, all of which the Company believes are in abundant supply and available from a variety of sources. The Company has no long-term supply contracts with any of its suppliers and it has experienced no significant problems in obtaining raw materials for its operations at commercially reasonable terms should the need arise.

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

BACKLOG

    As of November 2, 2002, the Company's backlog of orders for its products believed to be firm was approximately $44.8 million, as compared to $49.7 million at November 3, 2001. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

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

EMPLOYEES

    As of November 2, 2002, the Company employed approximately 2,110 persons in its six domestic manufacturing facilities and support locations, 260 in its manufacturing facilities in Mexico, 80 in China, 40 in Denmark, and 350 in its manufacturing facility in Mimon, Czech Republic. Approximately 250 persons were employed in sales, 120 persons in administration and 2,470 in manufacturing.

TRADEMARKS AND PATENTS

    The Company has registered the "FALCON"(R), "CHARLOTTE"(R), "HOWE"(R), "JOHNSON TABLES"(R), "SHELBY WILLIAMS"(R), "KING ARTHUR"(R), "THONET"(R), "PHILOCRAFT"(R), "EPIC"(R) and "SELLERS & JOSEPHSON"(R) trademarks, in addition to numerous other trademarks, with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received mechanical patents on certain of its furniture mechanisms and components. The Company believes that while its patents and trademarks have value, it is not dependent upon patents, trademarks, servicemarks or copyrights.

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

ITEM 2.  PROPERTIES.

    The following table provides information with respect to each of the Company's manufacturing facilities:

                                 BUILDING AREA
           LOCATION              (SQUARE FEET)             PRODUCTS                 LEASE/OWNERSHIP TERMS
------------------------------   -------------   ----------------------------  -------------------------------
Domestic
St. Louis, Missouri                 60,000       Principal executive offices   Leased, expiring in July
                                                                               2015.

Morristown, Tennessee              744,000       Wood chairs, metal chairs,    Owned.
                                                 upholstered seating and
                                                 rattan/wicker products

Canton, Mississippi                406,000       Wood chairs and upholstered   Approximately 238,100 square
                                                 seating                       feet owned and 167,900 square
                                                                               feet leased under certain
                                                                               leases expiring from January
                                                                               2009 through May 2010.

Newport, Tennessee                 425,800       Table bases, table tops,      Leased, expiring in June
                                                 millwork, casegoods, and      2012 with two five-year
                                                 booths                        renewal options.

Belmont, Mississippi               227,000       Metal chairs, banquet         Own 176,000 square feet in
                                                 tables, and dance floors      four contiguous buildings;
                                                                               lease 51,000 square feet
                                                                               expiring in November 2003.

Englewood, New Jersey               68,000       Wall coverings                Leased, expiring December
                                                                               2003, with a 10 year renewal
                                                                               option.

Carlstadt, New Jersey               35,000       Wall coverings                Leased, expiring April 2004.

Azusa, California                   34,000       Fiberglass booths             Leased, expiring in October
                                                                               2004.

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

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount, which it believes to be adequate. With the exception of the litigation described in Item 1, Business - Governmental Regulations and Environmental Matters, located on page 7 of this report, there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended November 2, 2002.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT*.

    As of January 15, 2003, the Executive Officers of the Company are:

       NAME                                  POSITION                             AGE
------------------   ----------------------------------------------------------   ---
Franklin A. Jacobs   Chairman of the Board and Chief Executive Officer since       70
                     1971; President from 1957 to May 1981 and again from
                     January 1984 to December 1995.

David L. Morley      President and Chief Operating Officer since December 2000;    46
                     prior to joining the Company, Senior Vice President of
                     Monsanto Company from 1998 to 2000; President - Nutrition
                     and Consumer Products Company of Monsanto Company from
                     1997 to 1998.

Stephen E. Cohen     Vice President - Sales and Marketing since August 1998;       34
                     Vice President - Sales from November 1996 to August 1998.

David K. Denner      Vice President-Operations since January 2002; prior to        48
                     joining the Company, Plant Manager of Astaris from 2000
                     to 2001; Executive Vice President - Manufacturing
                     Operations of Angus Chemical Company from 1997 to 1999.

Michael J. Dreller   Vice President-Finance and Chief Financial Officer,           40
                     Secretary and Treasurer since January 1996.

Michael J. Kula      Vice President - Corporate Technology & Development           53
                     since November 1998; Vice President - Operations from
                     July 1996 to November 1998.

Each officer is elected annually by the Board of Directors.

-----------
* This information is included in PART I as a separate item in accordance with General Instruction G of Form 10-K under the Securities Exchange Act of 1934.


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

                                              MARKET PRICE
                                        ------------------------     DIVIDENDS
                                          HIGH            LOW        PER SHARE
                                        --------       ---------     ---------
        Year ended November 2, 2002:
               First Quarter            $  7.10         $  5.29        $   _
               Second Quarter              6.65            5.80            _
               Third Quarter               6.50            4.00            _
               Fourth Quarter              4.60            3.70            _

        Year ended November 3, 2001:
               First Quarter            $  8.25         $  6.88        $ .04
               Second Quarter             10.00            7.50          .04
               Third Quarter               8.60            6.84            _
               Fourth Quarter              7.50            4.90            _

    The Company's Common Stock closing sales price on January 15, 2003 was
    $4.27.

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

    (c) Approximate Number of Holders of Common Stock

    The approximate number of holders of record of the Company's Common Stock as of January 15, 2003 was 711.

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

    EQUITY COMPENSATION PLAN - The following table sets forth information as of November 2, 2002, with respect to compensation plans which equity securities of the Registrant are authorized for issuance.

                                       Number of securities to        Weighted-average            Number of securities remaining
                                       be issued upon exercise        exercise price of         available for future issuance under
                                       of outstanding options,      outstanding options,       equity compensation plans (excluding
                                         warrants and rights         warrants and rights       securities reflected in column (A))
    Plan Category                                (A)                         (B)                                (C)
    -------------                      -----------------------      --------------------       ------------------------------------
    Equity compensation plans
    approved by security holders                    1,981,389                     $9.24                                    584,129

    Equity compensation plans not
    approved by security holders                          -                         -                                          -
                                       -----------------------      --------------------       ------------------------------------

    Total                                           1,981,389                     $9.24                                    584,129
                                       =======================      ====================       ====================================


ITEM 6.  SELECTED FINANCIAL DATA.

    The selected financial data contained in the Registrant's Annual Report for the fiscal year ended on November 2, 2002 (the "2002 Annual Report") is incorporated herein by reference and contained herein as Exhibit 13.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2002 Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements together with the notes thereto and the report of independent public auditors (as set forth in Part IV, Item 14 (a) (1)) in the 2002 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 2002 Annual Report is also incorporated herein by reference and contained herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    On July 24, 2002, the Board of Directors of the Registrant, based on the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as the Registrant's independent public accountants and engaged Ernst & Young ("Ernst & Young") to serve as the Registrant's independent public accountant for the fiscal year ended November 2, 2002. Andersen audited the Registrant's financial statements for fiscal years 2001 and 2000, and had been the Registrant's independent public accountants since 1984.

    Andersen's reports on the Registrant's consolidated financial statements as of and for each of the fiscal years ended November 3, 2001, and October 28, 2000, did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

    During the fiscal years ended November 3, 2001, and October 28, 2000, and during the subsequent interim periods preceding the engagement of Ernst & Young, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on Falcon's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

    The Registrant requested that Andersen furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made in the Form 8-K filed on July 24, 2002. Andersen communicated to the Registrant that they informed the Securities and Exchange Commission that they were unable to provide letters that corroborate or invalidate the statements contained in the Form 8-K. As a result, no such letter was filed with the Form 8-K.

    During the fiscal years ended November 3, 2001, and October 28, 2000, and the subsequent interim periods preceding the engagement of Ernst & Young, the Registrant had not consulted with Ernst & Young regarding any matter or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 2003 Annual Meeting of Stockholders to be held March 6, 2003 (the "Proxy Statement"), is incorporated herein by reference.

    Information regarding executive officers of the Company is contained in
Part I, Item 4A hereof under the caption "Executive Officers of the Registrant."

ITEM 11.  EXECUTIVE AND DIRECTOR COMPENSATION.

    The information contained under the captions "COMPENSATION OF DIRECTORS", "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION", "EXECUTIVE COMPENSATION", "OPTION/SAR GRANTS IN LAST FISCAL YEAR", "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES", "PENSION PLAN TABLE" and "EMPLOYEMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS" in the Proxy Statement is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES.

    The Registrant's chief executive officer and chief financial officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a -14(c) and 15d-14(c)) as of a date within 90 days prior to the filing date of this annual report on Form 10-K (the "Evaluation Date"). Based on such evaluation, each such officer has concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Registrant required to be included in the Registrant's reports filed or submitted under the Exchange Act.

    Since the Evaluation Date, there have not been any significant changes in the Registrant's internal controls, or in other factors that could significantly affect such controls.

                                   PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a) 1. Financial Statements

    The following Consolidated Financial Statements of the Company included in the 2002 Annual Report are incorporated by reference in Part II, Item 8:

                                                                                  ANNUAL REPORT
                                                                                 PAGE REFERENCE
                                                                                 --------------
Consolidated Statements of Earnings for the years ended November 2, 2002,
November 3, 2001, October 28, 2000.                                                    18

Consolidated Balance Sheets as of November 2, 2002, and November 3, 2001.              19

Consolidated Statements of Stockholders' Equity for the years ended
November 2, 2002, November 3, 2001, and October 28, 2000.                              20

Consolidated Statements of Cash Flows for the years ended November 2, 2002,
November 3, 2001, and October 28, 2000.                                                21

Notes to Consolidated Financial Statements                                             22

Report of Independent Auditors                                                         30

    (a) 2. Financial Statement Schedules

        Report of Independent Auditors

        The following financial statement schedules are included in Item 15 on pages 14-17 of this Report:

        Schedule I-Guarantor and non-guarantor financial statements for the years ended November 2, 2002, November 3, 2001, and October 28, 2000.

        Schedule II-Valuation and Qualifying Accounts for the years November 2, 2002, November 3, 2001, and October 28, 2000.

    (a) 3. Exhibits:

        See Exhibit Index on pages 21 through 22 of this Report.

    (b) Reports on Form 8-K:

        No reports on Form 8-K were filed by the Company during the fourth quarter of the fiscal year ended November 2, 2002.

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------

TO BOARD OF DIRECTORS FALCON PRODUCTS, INC.

We have audited the consolidated financial statements of Falcon Products, Inc. as of November 2, 2002, and for the year then ended, and have issued our report thereon dated December 17, 2002 (included in Falcon Products, Inc.'s 2002 Annual Report and incorporated by reference in this Form 10-K). Our audit also included Schedule I and Schedule II as of November 2, 2002, and for the year then ended, included in this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules as of November 2, 2002, and for the year then ended, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG, LLP

St. Louis, Missouri,
December 17, 2002





              REPORT OF PREVIOUS INDEPENDENT PUBLIC ACCOUNTANTS
              -------------------------------------------------

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Falcon Products, Inc.'s filing on Form 10-K for the year ended November 3, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. See Exhibit 23.2 for further discussion.

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

                                    /s/ARTHUR ANDERSEN LLP

St. Louis, Missouri,
December 14, 2001

                                               FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                     SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS


                                                        FALCON PRODUCTS, INC.
                                            CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                                 FOR THE YEAR ENDED NOVEMBER 2, 2002

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Net sales                               $             -     $      258,317     $       30,972     $      (11,752)    $      277,537
Cost of sales                                         -            198,104             26,050            (11,752)           212,402
Special and nonrecurring items                        -               (162)                 -                  -               (162)
Selling, general and administrative                   -             42,543              3,604                  -             46,147
                                        ---------------     --------------     --------------     --------------     --------------
     Operating profit                                 -             17,832              1,318                  -             19,150
Equity in earnings of subsidiaries                  692                  -                  -               (692)                 -
Minority interest in consolidated
  subsidiaries                                        -                 59                  -                  -                 59
Interest expense, net                                 -             16,948                133                  -             17,081
                                        ---------------     --------------     --------------     --------------     --------------
     Net earnings before income taxes               692                825              1,185               (692)             2,010
Income tax expense                                    -                904                414                  -              1,318
                                        ---------------     --------------     --------------     --------------     --------------
     Net earnings (loss)                $           692     $          (79)    $          771     $         (692)    $          692
                                        ===============     ==============     ==============     ==============     ==============


                                                        FALCON PRODUCTS, INC.
                                            CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                                 FOR THE YEAR ENDED NOVEMBER 3, 2001

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Net sales                               $             -     $      304,751     $       20,167     $      (10,802)    $      314,116
Cost of sales, including nonrecurring
  items                                               -            236,342             17,732            (10,802)           243,272
Special and nonrecurring items                        -             12,642                  -                  -             12,642
Selling, general and administrative                   -             53,693              2,479                  -             56,172
                                        ---------------     --------------     --------------     --------------     --------------
     Operating profit                                 -              2,074                (44)                 -              2,030
Equity in loss of subsidiaries                  (10,771)                 -                  -             10,771                  -
Minority interest in consolidated
  subsidiaries                                        -               (133)                 -                  -               (133)
Interest expense, net                                 -             16,972                177                  -             17,149
                                        ---------------     --------------     --------------     --------------     --------------
     Net earnings loss before income
       taxes                                    (10,771)           (14,765)              (221)            10,771            (14,986)
Income tax expense (benefit)                          -             (4,032)              (183)                 -             (4,215)
                                        ---------------     --------------     --------------     --------------     --------------
     Net earnings (loss)                $       (10,771)    $      (10,733)    $          (38)    $       10,771     $      (10,771)
                                        ===============     ==============     ==============     ==============     ==============

                                                        FALCON PRODUCTS, INC.
                                            CONSOLIDATING CONDENSED STATEMENT OF EARNINGS
                                                 FOR THE YEAR ENDED OCTOBER 28, 2000

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Net sales                               $             -     $      321,346     $       20,401     $      (10,669)    $      331,078
Cost of sales                                         -            237,209             17,360            (10,669)           243,900
Selling, general and administrative                   -             51,360              2,427                  -             53,787
                                        ---------------     --------------     --------------     --------------     --------------
     Operating profit                                 -             32,777                614                  -             33,391
Equity of earnings of subsidiaries                9,196                  -                  -             (9,196)                 -
Minority interest in consolidated
  subsidiaries                                        -                 (2)                 -                  -                 (2)
Interest expense, net                                 -             16,971                178                  -             17,149
                                        ---------------     --------------     --------------     --------------     --------------
     Net earnings before income
       taxes                                      9,196             15,808                436             (9,196)            16,244
Income tax expense                                    -              6,768                280                  -              7,048
                                        ---------------     --------------     --------------     --------------     --------------
     Net earnings                       $         9,196     $        9,040     $          156     $       (9,196)    $        9,196
                                        ===============     ==============     ==============     ==============     ==============





                                               FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                     SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                        FALCON PRODUCTS, INC.
                                                CONSOLIDATING CONDENSED BALANCE SHEET
                                                          NOVEMBER 2, 2002

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Assets
     Cash and cash equivalents          $             -     $          378     $        1,268     $            -     $        1,646
     Accounts receivable                              -             29,695              3,247                  -             32,942
     Inventories                                      -             49,276              7,841                  -             57,117
     Other assets                                     -              8,236                805                  -              9,041
                                        ---------------     --------------     --------------     --------------     --------------
         Total current assets                         -             87,585             13,161                  -            100,746
     Property plant and equipment, net                -             26,338             14,544                  -             40,882
     Investment in subsidiaries                  61,000                  -                  -            (61,000)                 -
     Intangibles and other assets                     -            131,949                  -                  -            131,949
                                        ---------------     --------------     --------------     --------------     --------------
Total assets                            $        61,000     $      245,872     $       27,705     $      (61,000)    $      273,577
                                        ===============     ==============     ==============     ==============     ==============

Liabilities and Stockholders' Equity
     Current liabilities                $             -     $       56,263     $        5,524     $            -     $       61,787
     Long-term debt                                   -            133,834              1,392                  -            135,226
     Other long-term liabilities                      -             15,394                170                  -             15,564
     Intercompany payable (receivable)                -             (9,126)             9,126                  -                  -
                                        ---------------     --------------     --------------     --------------     --------------
Total liabilities                                     -            196,365             16,212                  -            212,577
                                        ---------------     --------------     --------------     --------------     --------------
Stockholders' equity                             61,000             49,507             11,493            (61,000)            61,000
                                        ---------------     --------------     --------------     --------------     --------------
Total liabilities and stockholders'
  equity                                $        61,000     $      245,872     $       27,705     $      (61,000)    $      273,577
                                        ===============     ==============     ==============     ==============     ==============

                                                        FALCON PRODUCTS, INC.
                                                CONSOLIDATING CONDENSED BALANCE SHEET
                                                          NOVEMBER 3, 2001

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Assets
     Cash and cash equivalents          $             -     $        1,505     $          165     $            -     $        1,670
     Accounts receivable                              -             32,740              2,528                  -             35,268
     Inventories                                      -             44,532              4,692                  -             49,224
     Other assets                                     -              6,068                909                  -              6,977
                                        ---------------     --------------     --------------     --------------     --------------
         Total current assets                         -             84,845              8,294                  -             93,139
     Property plant and equipment, net                -             30,460             12,074                  -             42,534
     Investment in subsidiaries                  60,041                  -                  -            (60,041)                 -
     Intangibles and other assets                     -            131,794                  -                  -            131,794
                                        ---------------     --------------     --------------     --------------     --------------
Total assets                            $        60,041     $      247,099     $       20,368     $      (60,041)    $      267,467
                                        ===============     ==============     ==============     ==============     ==============

Liabilities and Stockholders' Equity
     Current liabilities                $             -     $       57,284     $        3,583     $            -     $       60,867
     Long-term debt                                   -            135,110              1,351                  -            136,461
     Other long-term liabilities                      -             10,098                  -                  -             10,098
     Intercompany payable (receivable)                -             (4,712)             4,712                  -                  -
                                        ---------------     --------------     --------------     --------------     --------------
Total liabilities                                     -            197,780              9,646                  -            207,426
                                        ---------------     --------------     --------------     --------------     --------------
Stockholders' equity                             60,041             49,319             10,722            (60,041)            60,041
                                        ---------------     --------------     --------------     --------------     --------------
Total liabilities and stockholders'
  equity                                $        60,041     $      247,099     $       20,368     $      (60,041)    $      267,467
                                        ===============     ==============     ==============     ==============     ==============




                                               FALCON PRODUCTS, INC. AND SUBSIDIARIES
                                     SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                        FALCON PRODUCTS, INC.
                                           CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                                 FOR THE YEAR ENDED NOVEMBER 2, 2002

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Net cash provided by (used in)
  operating activities                  $             -     $       (2,986)    $        2,798     $            -     $         (188)

Net cash provided by (used in)
  investing activities                             (379)                21             (1,736)                 -             (2,094)

Cash flows used in financing activities
     Common stock issuance                          379                  -                  -                  -                379
     Additions to long-term debt, net                 -              1,838                 41                  -              1,879
                                        ---------------     --------------     --------------     --------------     --------------
Net cash provided by financing
  activities                                        379              1,838                 41                  -              2,258
                                        ---------------     --------------     --------------     --------------     --------------
Net change in cash and cash equivalents $             -     $       (1,127)    $        1,103     $            -     $          (24)
                                        ===============     ==============     ==============     ==============     ==============

                                                        FALCON PRODUCTS, INC.
                                           CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                                 FOR THE YEAR ENDED NOVEMBER 3, 2001

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Net cash provided by (used in)
  operating activities                  $             -     $       11,303     $         (427)    $            -     $       10,876

Net cash provided by (used in)
  investing activities                              580             (5,857)              (528)                 -             (5,805)
Cash flows used in financing activities
        Common stock issuance                       475                  -                  -                  -                475
        Cash dividends                           (1,055)                 -                  -                  -             (1,055)
        Additions to(repayment of)
          long-term debt, net                         -             (6,864)               114                                (6,750)
                                        ---------------     --------------     --------------     --------------     --------------
Net cash provided by (used in)
  financing activities                             (580)            (6,864)               114                  -             (7,330)
                                        ---------------     --------------     --------------     --------------     --------------
Net change in cash and cash equivalents $             -     $       (1,418)    $         (841)    $            -     $       (2,259)
                                        ===============     ==============     ==============     ==============     ==============


                                                        FALCON PRODUCTS, INC.
                                           CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                                 FOR THE YEAR ENDED OCTOBER 28, 2000

                                            Parent               Total              Total
                                            Company            Guarantor        Non-Guarantor      Eliminations           Total
                                            -------            ---------        -------------      ------------           -----
Net cash provided by (used in)
  operating activities                  $             -     $       19,832     $       (2,490)    $            -     $       17,342

Net cash provided by (used in)
  investing activities                              866             (8,198)             2,005                  -             (5,327)

Cash flows used in financing activities
     Common stock issuance                          528                  -                  -                  -                528
     Cash dividends                              (1,394)                 -                  -                  -             (1,394)
     Repayment of long-term debt, net                 -             (9,610)              (488)                 -            (10,098)
                                        ---------------     --------------     --------------     --------------     --------------
Net cash used in financing activities              (866)            (9,610)              (488)                 -            (10,964)
                                        ---------------     --------------     --------------     --------------     --------------
Net change in cash and cash equivalents $             -     $        2,024     $         (973)    $            -     $        1,051
                                        ===============     ==============     ==============     ==============     ==============

                                    SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                     BALANCE             CHARGED         ACQUISITIONS
                                       AT               TO COSTS             FROM          DEDUCTIONS        BALANCE
                                    BEGINNING              AND             ACQUIRED           FROM          AT END OF
(IN THOUSANDS)                      OF PERIOD           EXPENSES           COMPANIES        RESERVES          PERIOD
--------------                 ------------------  ------------------ ------------------ --------------   -------------
Allowance for doubtful
  accounts and anticipated
  returns:

Year ended November 2, 2002         $   949              $    183          $     --         $    425(A)      $    707
                                    =======              ========          ========         ========         ========

Year ended November 3, 2001         $ 1,256              $    345          $     --         $    652(A)      $    949
                                    =======              ========          ========         ========         ========

Year ended October 28, 2000         $ 1,352              $    485          $     --         $    581(A)      $  1,256
                                    =======              ========          ========         ========         ========

------------
(A) Accounts charged off less recoveries and returns.


                                                        ADDITIONS
                                     BALANCE             CHARGED         ACQUISITIONS
                                       AT               TO COSTS             FROM          DEDUCTIONS        BALANCE
                                    BEGINNING              AND             ACQUIRED           FROM          AT END OF
(IN THOUSANDS)                      OF PERIOD           EXPENSES           COMPANIES        RESERVES          PERIOD
--------------                 ------------------  ------------------ ------------------ --------------   -------------
2001 Special and Nonrecurring
  Item Reserve:

Year ended November 2, 2002         $ 2,836              $   (162)         $     --         $  2,424         $    250
                                    =======              ========          ========         ========         ========

Year ended November 3, 2001         $    --              $ 18,642          $     --         $ 15,806         $  2,836
                                    =======              ========          ========         ========         ========

Year ended October 28, 2000         $    --              $     --          $     --         $     --         $     --
                                    =======              ========          ========         ========         ========

                                                        ADDITIONS
                                     BALANCE             CHARGED         ACQUISITIONS
                                       AT               TO COSTS             FROM          DEDUCTIONS        BALANCE
                                    BEGINNING              AND             ACQUIRED           FROM          AT END OF
(IN THOUSANDS)                      OF PERIOD           EXPENSES           COMPANIES        RESERVES          PERIOD
--------------                 ------------------  ------------------ ------------------ --------------   -------------

1999 Special and Nonrecurring
  Item Reserve:

Year ended November 2, 2002         $    --              $     --          $     --         $     --         $     --
                                    =======              ========          ========         ========         ========

Year ended November 3, 2001         $    --              $     --          $     --         $     --         $     --
                                    =======              ========          ========         ========         ========

Year ended October 28, 2000         $ 1,566              $     --          $     --         $  1,566         $     --
                                    =======              ========          ========         ========         ========

                                 SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FALCON PRODUCTS, INC.

Date: January 28, 2003                   By /s/ Franklin A. Jacobs
                                            ---------------------------------
                                                Franklin A. Jacobs,
                                                Chairman of the Board
                                                and Chief Executive Officer

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

         Date: January 28, 2003            /s/  Franklin A. Jacobs
                                           ----------------------------------
                                                Franklin A. Jacobs,
                                                Chairman of the Board,
                                                Chief Executive Officer
                                                and Director
                                                (Principal Executive Officer)

         Date: January 28, 2003            /s/  Michael J. Dreller
                                           ----------------------------------
                                                Michael J. Dreller,
                                                Vice President, Chief
                                                Financial Officer,
                                                Secretary and Treasurer
                                                (Principal Financial and
                                                Accounting Officer)

         Date: January 28, 2003            /s/  Steven C. Roberts
                                           ----------------------------------
                                                Steven C. Roberts, Director

         Date: January 28, 2003            /s/  Melvin F. Brown
                                           ----------------------------------
                                                Melvin F. Brown, Director

         Date: January 28, 2003            /s/  Michael F. Shanahan
                                           ----------------------------------
                                                Michael F. Shanahan, Director

         Date: January 28, 2003            /s/  Martin Blaylock
                                           ----------------------------------
                                                Martin Blaylock, Director

         Date: January 28, 2003            /s/  S. Lee Kling
                                           ----------------------------------
                                                S. Lee Kling, Director

         Date: January 28, 2003            /s/  Lee M. Liberman
                                           ----------------------------------
                                                Lee M. Liberman, Director

         Date: January 28, 2003            /s/  David L. Morley
                                           ----------------------------------
                                                David L. Morley, Director

                    Chief Executive Officer Certification


I, Franklin A. Jacobs certify that:

1. I have reviewed this annual report on Form 10-K of Falcon Products, Inc. (the "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 28, 2003

                                  /s/  Franklin A. Jacobs
                                  --------------------------------------
                                  Franklin A. Jacobs
                                  Chairman of the Board, Chief Executive
                                  Officer and Director

                    Chief Financial Officer Certification


I, Michael J. Dreller certify that:

1. I have reviewed this annual report on Form 10-K of Falcon Products, Inc. (the "Registrant").

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report.

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  January 28, 2003


                                  /s/  Michael J. Dreller
                                  --------------------------------------
                                  Michael J. Dreller
                                  Vice President, Finance and Chief
                                  Financial Officer

                                EXHIBIT INDEX

EXHIBIT
NUMBER                           DESCRIPTION
------    ------------------------------------------------------------------
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

10.17(a) Employment Agreement dated December 6, 2000, by and between Falcon Products, Inc. and David L. Morley, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended October 28, 2000.

13 Selected Portions of the Annual Report to Stockholders for the year ended November 2, 2002, filed herewith.

21        Subsidiaries of the Company, filed herewith.

23.1      Consent of Independent Public Accountants, filed herewith.

23.2 Information Regarding Consent of Arthur Andersen LLP, filed herewith.

24        Power of Attorney (included on Signature Page hereto).

99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

------------
(a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.