Form 10-Q
period 2003-02-01
FALCON PRODUCTS INC /DE/
filed 2003-03-06
CIK 34339

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 1, 2003

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

(314) 991-9200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES   X    NO

As of March 5, 2003, the registrant had 8,996,910 shares of common stock, $.02 par value, outstanding.

PART I — FINANCIAL INFORMATION

Item 1. — Financial Statements

Falcon Products, Inc. and Subsidiaries
Consolidated Statements of Earnings
(Unaudited)

                                                                Thirteen Weeks Ended
                                                          --------------------------------
                                                            February 1,       February 2,
(In thousands, except per share data)                          2003               2002
                                                          -------------     --------------

Net sales                                                 $      65,134     $       64,342

Cost of sales                                                    50,346             49,433
                                                          -------------     --------------

     Gross margin                                                14,788             14,909

Selling, general and administrative expenses                     10,819             11,530

Special and nonrecurring items                                        -                639
                                                          -------------     --------------

     Operating profit                                             3,969              2,740

Interest expense, net                                             4,068              4,026

Minority interest in consolidated subsidiary                         65                  8
                                                          -------------     --------------

     Loss before income taxes                                      (164)            (1,294)

Income tax expense (benefit)                                        132               (415)
                                                          -------------     --------------

     Net loss                                             $        (296)    $         (879)
                                                          =============     ==============

Basic and diluted loss per share                          $       (0.03)    $        (0.10)
                                                          =============     ==============

See accompanying notes to consolidated financial statements.

Falcon Products, Inc. and Subsidiaries
Consolidated Balance Sheets
(Unaudited)

(In thousands, except share data)
                                                                                  February 1,     November 2,
Assets                                                                               2003            2002
------                                                                            -----------     -----------
Current assets:
    Cash and cash equivalents                                                     $     1,180     $     1,646
    Accounts receivable, less allowances
        of $677 and $707, respectively                                                 31,682          32,942
    Inventories                                                                        60,190          57,117
    Prepayments and other current assets                                                6,727           9,041
                                                                                  -----------     -----------
           Total current assets                                                        99,779         100,746
                                                                                  -----------     -----------
Property, plant and equipment:
    Land                                                                                2,838           2,726
    Buildings and improvements                                                         20,326          19,962
    Machinery and equipment                                                            50,541          49,569
                                                                                  -----------     -----------
                                                                                       73,705          72,257
    Less: accumulated depreciation                                                     32,852          31,375
                                                                                  -----------     -----------
           Net property, plant and equipment                                           40,853          40,882
                                                                                  -----------     -----------
Other assets, net of accumulated amortization:
    Goodwill                                                                          117,474         117,474
    Other                                                                              14,027          14,475
                                                                                  -----------     -----------
           Total other assets                                                         131,501         131,949
                                                                                  -----------     -----------

Total Assets                                                                      $   272,133     $   273,577
                                                                                  ===========     ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                              $    22,427     $    20,841
    Customer deposits                                                                   5,902           9,211
    Accrued liabilities                                                                12,371          16,376
    Current maturities of long-term debt                                               16,139          15,359
                                                                                  -----------     -----------
           Total current liabilities                                                   56,839          61,787
Long-term obligations:
    Long-term debt                                                                    138,456         135,226
    Minority interest in consolidated subsidiary                                          801             736
    Other                                                                              14,303          14,828
                                                                                  -----------     -----------
           Total liabilities                                                          210,399         212,577
                                                                                  -----------     -----------
Stockholders' equity:
    Common stock, $.02 par value: authorized 20,000,000 shares;
        issued 9,915,117 shares                                                           198             198
    Additional paid-in capital                                                         47,376          47,376
    Treasury stock, at cost (918,207 and 1,012,918 shares, respectively)              (10,511)        (11,949)
    Accumulated other comprehensive loss                                               (6,065)         (6,775)
    Retained earnings                                                                  30,736          32,150
                                                                                  -----------     -----------
           Total stockholders' equity                                                  61,734          61,000
                                                                                  -----------     -----------

Total Liabilities and Stockholders' Equity                                        $   272,133     $   273,577
                                                                                  ===========     ===========

See accompanying notes to consolidated financial statements.

Falcon Products, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

                                                                                      Thirteen Weeks Ended
                                                                                  ----------------------------
(In thousands)                                                                    February 1,      February 2,
                                                                                     2003              2002
                                                                                  -----------      -----------
Cash flows from operating activities:
    Net loss                                                                      $      (296)     $      (879)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                                 2,298            2,114
          Minority interest in consolidated subsidiary                                     65                8
          Change in assets and liabilities:
                Accounts receivable                                                     1,396            5,217
                Inventories                                                            (2,797)          (3,931)
                Prepayments and other current assets                                    2,314             (290)
                Other assets                                                             (287)             428
                Accounts payable and customer deposits                                 (1,860)          (3,501)
                Accrued liabilities                                                    (3,978)          (6,358)
                Other liabilities                                                        (618)              26
                                                                                  -----------      -----------
             Cash used in operating activities                                         (3,763)          (7,166)
                                                                                  -----------      -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                                           (723)          (1,459)
                                                                                  -----------      -----------
             Cash used in investing activities                                           (723)          (1,459)
                                                                                  -----------      -----------
Cash flows from financing activities:
    Repayment of long-term debt                                                        (2,693)          (2,072)
    Proceeds from long-term debt                                                        6,393           10,547
    Common stock issuances                                                                320              379
                                                                                  -----------      -----------
             Cash provided by financing activities                                      4,020            8,854
                                                                                  -----------      -----------
Increase (decrease) in cash and cash equivalents                                         (466)             229
Cash and cash equivalents-beginning of period                                           1,646            1,670
                                                                                  -----------      -----------
Cash and cash equivalents-end of period                                           $     1,180      $     1,899
                                                                                  ===========      ===========

Supplemental cash flow information:
    Cash paid for interest                                                        $     6,612      $     7,024
                                                                                  ===========      ===========
    Cash paid for (refund of) taxes, net                                          $    (3,740)     $       103
                                                                                  ===========      ===========

See accompanying notes to consolidated financial statements.

Falcon Products, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
For the Thirteen Weeks Ended February 1, 2003

Note 1 – Interim Results

        The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. Reference is made to the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended November 2, 2002, filed with the Securities and Exchange Commission.

Note 2 – Special and Nonrecurring Items

        During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge was a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company’s other plants. The initiative was announced during the third quarter of 2001.

A summary of 2003 activity related to the strategic initiative is as follows:

                                                                 Thirteen Weeks Ended
In thousands                                                       February 1, 2003
                                                                   ----------------
Liability - November 2, 2002                                           $   250
   Cash paid for real estate exit and other costs                         (105)
                                                                       -------
Liability - February 1, 2003                                           $   145
                                                                       =======

Note 3 - Inventories

        Inventories consisted of the following:

                                               February 1,             November 2,
In thousands                                      2003                    2002
                                               -----------             -----------
Raw materials.......................            $  38,228               $  37,759
Work in process.....................               12,641                  10,641
Finished goods......................                9,321                   8,717
                                                ---------               ---------
                                                $  60,190               $  57,117
                                                =========               =========

Note 4 – Earnings Per Share

        The following table reconciles net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted loss per share:

                                                                              Thirteen Weeks Ended
                                                                       ---------------------------------
In thousands,                                                          February 1,           February 2,
except per-share data                                                      2003                 2002
                                                                       -----------           -----------
Net loss                                                                 $  (296)              $  (879)
                                                                         =======               =======
Weighted average shares outstanding                                        9,048                 8,931
Assumed exercise of options                                                    -                     -
                                                                         -------               -------
Weighted average diluted shares outstanding                              $ 9,048               $ 8,931
                                                                         =======               =======
Basic loss per share                                                     $ (0.03)              $ (0.10)
                                                                         =======               =======
Diluted loss per share                                                   $ (0.03)              $ (0.10)
                                                                         =======               =======

        Basic loss per share was computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted loss per share is calculated assuming the options issued and outstanding were exercised. For the first quarter of 2003 and 2002, the outstanding options were not included in the computation of diluted loss per share, if the exercise price was greater than the average market price or if the shares were antidilutive.

Note 5– Comprehensive Income (Loss)

        Comprehensive income (loss) includes, in addition to net loss, the change in stockholders’ equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                                                   Thirteen Weeks Ended
                                                              -------------------------------
                                                              February 1,         February 2,
             In thousands                                        2003                2002
                                                              -----------         -----------
             Net loss                                           $ (296)             $ (879)
             Translation adjustments                               710                 (43)
             Cash flow hedge                                         -                  85
                                                                ------              ------
             Comprehensive income (loss)                        $  414              $ (837)
                                                                ======              ======

Note 6 – Recently Issued Accounting Standards

        In July 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146 “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 replaces EITF Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure,” an amendment to FASB Statement No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income.

Note 7 – Derivative Instruments

        The Company uses interest rate swap agreements to manage the relative mix of the Company’s debt between fixed and variable rate instruments. At February 1, 2003, the Company had no interest rate swap agreements.

Note 8 – Guarantor Subsidiaries

        The Company has a senior secured credit facility (the “Senior Secured Credit Facility”) with a group of financial institutions. All of the Company’s domestic subsidiaries have guaranteed the Senior Secured Credit Facility. A first priority security interest in substantially all of the Company’s properties and assets of its domestic subsidiaries, including a pledge of all of the stock of the Company’s domestic subsidiaries and 66% of the stock of its foreign subsidiaries, secures the Senior Secured Credit Facility.

        The Company’s senior subordinated notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the “Guarantor Subsidiaries”) other than Howe A/S, Falcon Products (Shenzhen) Limited, Falcon Mimon, a.s., Falcon De Juarez, S.A. de C.V. and Industrial Mueblera Shelby Williams, S.A. de C.V. (the “Non-Guarantor Subsidiaries”). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company, except for Falcon Mimon, a.s., and Epic Furniture Group which are owned 87.4% and 80%, respectively.

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

Falcon Products, Inc.
Consolidating Statement of Earnings
For the Thirteen Weeks Ended February 1, 2003

In thousands                                        Parent         Total           Total
                                                   Company       Guarantor     Non-Guarantor    Eliminations      Total
                                                 -------------------------------------------------------------------------
Net sales                                          $     -       $  62,357       $   6,489       $  (3,712)     $ 65,134
Cost of sales                                            -          48,244           5,814          (3,712)       50,346
Selling, general and administrative expenses             -          10,200             619               -        10,819
                                                 --------------------------------------------------------------------------
      Operating profit                                   -           3,913              56               -         3,969
Equity in earnings (loss) of subsidiary               (296)              -               -             296             -
Interest expense, net                                    -           4,027              41               -         4,068
Minority interest in consolidated subsidiary             -              65               -               -            65
                                                 --------------------------------------------------------------------------
      Earnings (loss) before income taxes             (296)           (179)             15             296          (164)
Income tax expense                                       -             126               6               -           132
                                                 --------------------------------------------------------------------------
      Net income (loss)                            $  (296)      $    (305)      $       9       $     296      $   (296)
                                                 ==========================================================================

Falcon Products, Inc.
Consolidating Statement of Earnings
For the Thirteen Weeks Ended February 2, 2002

In thousands                                        Parent        Total            Total
                                                   Company      Guarantor      Non-Guarantor    Eliminations      Total
                                                  -------------------------------------------------------------------------
Net sales                                          $     -      $  61,461        $   7,973       $  (5,092)     $ 64,342
Cost of sales                                            -         47,352            7,173          (5,092)       49,433
Selling, general and administrative expenses             -         10,911              619               -        11,530
Special and nonrecurring items                           -            639                -               -           639
                                                  -------------------------------------------------------------------------
      Operating profit                                   -          2,559              181               -         2,740
Equity in earnings (loss) of subsidiary               (879)             -                -             879             -
Interest expense, net                                    -          3,997               29               -         4,026
Minority interest in consolidated subsidiary             -              8                -               -             8
                                                  -------------------------------------------------------------------------
      Earnings (loss) before income taxes             (879)        (1,446)             152             879        (1,294)
Income tax expense (benefit)                             -           (554)             139               -          (415)
                                                  -------------------------------------------------------------------------
      Net earnings (loss)                          $  (879)     $    (892)       $      13       $     879      $   (879)
                                                  =========================================================================

Falcon Products, Inc.
Consolidating Balance Sheet
As of February 1, 2003

         In thousands                               Parent        Total             Total
                                                   Company      Guarantor       Non-Guarantor    Eliminations      Total
                                                  -------------------------------------------------------------------------
Assets
         Cash and cash equivalents                 $     -      $    147          $  1,033         $      -      $   1,180
         Accounts receivable                             -        28,389             3,293                -         31,682
         Inventories                                     -        52,985             7,205                -         60,190
         Other current assets                            -         5,647             1,080                -          6,727
                                                  -------------------------------------------------------------------------
               Total current assets                      -        87,168            12,611                -         99,779
         Property, plant and equipment, net              -        25,885            14,968                -         40,853
         Investment in subsidiaries                 61,734             -                 -          (61,734)             -
         Goodwill and other assets                       -       131,452                49                -        131,501
                                                  -------------------------------------------------------------------------
Total assets                                       $61,734      $244,505          $ 27,628         $(61,734)     $ 272,133
                                                  =========================================================================

Liabilities and Stockholders' Equity
         Current liabilities                       $     -      $ 51,701          $  5,138         $      -      $  56,839
         Long-term debt                                  -       136,967             1,489                -        138,456
         Other long-term liabilities                     -        14,841               263                -         15,104
         Intercompany payable (receivable)               -        (9,235)            9,235                -              -
                                                  -------------------------------------------------------------------------
Total liabilities                                        -       194,274            16,125                -        210,399
Total stockholders' equity                          61,734        50,231            11,503          (61,734)        61,734
                                                  -------------------------------------------------------------------------
Total liabilities and stockholders' equity         $61,734      $244,505          $ 27,628         $(61,734)     $ 272,133
                                                  =========================================================================

Falcon Products, Inc.
Consolidating Balance Sheet
As of November 2, 2002

         In thousands                                Parent         Total           Total
                                                     Company      Guarantor     Non-Guarantor   Eliminations     Total
                                                   ------------------------------------------------------------------------
Assets
         Cash and cash equivalents                  $      -      $     378        $  1,268       $       -    $   1,646
         Accounts receivable                               -         29,695           3,247               -       32,942
         Inventories                                       -         49,276           7,841               -       57,117
         Other current assets                              -          8,236             805               -        9,041
                                                   ------------------------------------------------------------------------
               Total current assets                        -         87,585          13,161               -      100,746
         Property, plant and equipment, net                -         26,338          14,544               -       40,882
         Investment in subsidiaries                   61,000              -               -         (61,000)           -                              -
         Goodwill and other assets                         -        131,949               -               -      131,949
                                                   ------------------------------------------------------------------------
Total assets                                        $ 61,000      $ 245,872        $ 27,705       $ (61,000)   $ 273,577
                                                   ========================================================================

Liabilities and Stockholders' Equity
         Current liabilities                        $      -      $  56,263        $  5,524       $       -    $  61,787
         Long-term debt                                    -        133,834           1,392               -      135,226
         Other long-term liabilities                       -         15,394             170               -       15,564
         Intercompany payable (receivable)                 -         (9,126)          9,126               -            -
                                                   ------------------------------------------------------------------------
Total liabilities                                          -        196,365          16,212               -      212,577
Total stockholders' equity                            61,000         49,507          11,493         (61,000)      61,000
                                                   ------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 61,000      $ 245,872        $ 27,705       $ (61,000)   $ 273,577
                                                   ========================================================================

Falcon Products, Inc.
Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended February 1, 2003

           In thousands                                     Parent          Total              Total
                                                           Company        Guarantor        Non-Guarantor  Eliminations      Total
                                                          -------------------------------------------------------------------------
Cash used in operating activities                           $    -        $ (3,580)          $  (183)        $    -       $ (3,763)
                                                          -------------------------------------------------------------------------
Cash flows from investing activities
        Additions to property, plant and equipment, net          -            (574)             (149)             -           (723)
        Cash received from parent                             (320)            320                 -              -              -
                                                          -------------------------------------------------------------------------
Cash used in investing activities                             (320)           (254)             (149)             -           (723)
                                                          -------------------------------------------------------------------------
Cash flows from financing activities
        Common stock issuances                                 320               -                 -              -            320
        Additions to long-term debt, net                         -           3,603                97              -          3,700
                                                          -------------------------------------------------------------------------
Cash provided by financing activities                          320           3,603                97              -          4,020
                                                          -------------------------------------------------------------------------
Decrease in cash and cash equivalents                       $    -        $   (231)          $  (235)        $    -       $   (466)
                                                          =========================================================================

Falcon Products, Inc.
Consolidating Statement of Cash Flows
For the Thirteen Weeks Ended February 2, 2002

           In thousands                                     Parent         Total             Total
                                                           Company       Guarantor       Non-Guarantor    Eliminations     Total
                                                          -------------------------------------------------------------------------
Cash provided by (used in) operating activities             $    -       $ (9,103)         $  1,937          $   -       $ (7,166)
                                                          -------------------------------------------------------------------------
Cash flows from investing activities
        Additions to property, plant and equipment, net          -           (487)             (972)             -         (1,459)
        Cash received from parent                             (379)           379                 -              -              -
                                                          -------------------------------------------------------------------------
Cash used in investing activities                             (379)          (108)             (972)             -         (1,459)
                                                          -------------------------------------------------------------------------

Cash flows from financing activities
        Common stock issuances                                 379              -                 -              -            379
        Additions to long-term debt, net                         -          8,544               (69)             -          8,475
                                                          -------------------------------------------------------------------------
Cash provided by (used in) financing activities                379          8,544               (69)             -          8,854
                                                          -------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents            $    -       $   (667)         $    896          $   -       $    229
                                                          =========================================================================

Item 2. — Management’s Discussion and Analysis of Results of Operations and Financial Condition

        Certain information presented herein includes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. However, there can be no assurance that the Company’s actual results will not differ materially from its expectations. The matters referred to in forward-looking statements may be affected by risks and uncertainties affecting the Company’s business.

Results of Operations

General

        The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                            Thirteen Weeks Ended
                                                                       -----------------------------
                                                                       February 1,       February 2,
                                                                          2003              2002
                                                                       -----------       -----------
Net sales                                                                100.0%            100.0%
Cost of sales                                                             77.3              76.8
                                                                       -----------       -----------
Gross margin                                                              22.7              23.2
Selling, general and administrative expenses                              16.6              17.9
Special and nonrecurring items                                               -               1.0
                                                                       -----------       -----------
Operating profit                                                           6.1               4.3
Interest expense, net                                                      6.2               6.3
Minority interest in consolidated subsidiary                               0.1                 -
                                                                       -----------       -----------
Loss before income taxes                                                  (0.2)             (2.0)
Income tax expense (benefit)                                               0.2              (0.6)
                                                                       -----------       -----------
Net loss                                                                  (0.4)%            (1.4)%
                                                                       ===========       ===========

Thirteen weeks ended February 1, 2003 compared to the thirteen weeks ended February 2, 2002

        The Company reported a net loss of $0.3 million, or $0.03 per diluted share and $0.9 million, or $0.10 per diluted share in the first quarter of 2003 and 2002, respectively. Excluding the special and nonrecurring item, the net loss was $0.5 million, or $0.05 per diluted share, in the first quarter of 2002. Weighted average shares outstanding were 9.0 million and 8.9 million shares in the first quarter of 2003 and 2002, respectively.

        During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge was a result of the Company executing its manufacturing strategy, which included the closure of its Statesville, North Carolina facility and the transfer of production into the Company’s other plants.

        Net sales for the first quarter of 2003 were $65.1 million, an increase of 1.2% from the 2002 first quarter net sales of $64.3 million. The increase is a result of increases in both the food service and contract office markets partially offset by a decline in the hospitality market and a decline due to the Company’s decision to discontinue business with certain large buying groups. The increase in the food service market is primarily the result of additional sales related to Boston Market’s remodeling program. The decrease in the hospitality market reflects the continued weak market conditions, which has led to a decline in new construction and a deferral of refurbishments.

        Cost of sales was $50.3 million for the first quarter of 2003, an increase of 1.8% from $49.4 million in the first quarter of 2002. Gross margin decreased to $14.8 million for the first quarter of 2003, from $14.9 million in the same quarter of 2003. Gross margin as a percentage of net sales decreased to 22.7% in 2003, compared to 23.2% in 2002. The decrease in gross margin and gross margin as a percentage of net sales is mainly the result of pricing pressures, primarily in the hospitality market, and a negative product mix. The negative impact of product mix and pricing pressures was partially offset by the Company’s cost saving initiatives and the additional sales volume.

        Selling, general and administrative expenses were $10.8 million in the first quarter of 2003, compared to $11.5 million in the first quarter of 2002. Selling, general and administrative expenses as a percentage of net sales were 16.6% for the first quarter of 2003, compared to 17.9% for the first quarter of 2002. The decrease is a result of significant cost reduction activities initiated by the Company during 2002 and continued into 2003.

        In the first quarter of 2003, the Company recorded income tax expense of $0.1 million on a loss before income taxes of $0.2 million due to non-deductible permanent tax items and state, local and foreign taxes.

Liquidity and Capital Resources

        The Company’s net working capital at February 1, 2003 was $59.1 million compared with $54.3 million at November 2, 2002. The Company’s ratio of current assets to current liabilities increased to 1.8 to 1.0 at February 1, 2003 from 1.6 to 1.0 at November 2, 2002.

        Cash used in operating activities was $3.8 million and $7.2 million in the first quarter of 2003 and 2002, respectively. The cash used in the first quarter of 2003 was mainly for the purchase of inventory and the payment of interest offset by an income tax refund. Inventories were $60.2 million at February 1, 2003, compared with $57.1 million at November 2, 2002, a 5.4% increase. During the first three months of 2003 and 2002, the Company incurred $0.7 million and $1.5 million, respectively, for capital expenditures. Cash provided by financing activities was $4.0 million and $8.9 million in the first quarter of 2003 and 2002, respectively.

        The Company has a $25.0 million revolving line of credit agreement with a group of financial institutions. The revolving line of credit bears interest at the Company’s option, at the Prime Rate, Federal Funds Rate or LIBOR adjusted for a spread based on the Company’s leverage ratio. At February 1, 2003, the Company had $17.4 million outstanding under this revolving line of credit. In addition, approximately $4.8 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

        The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA. The Company’s most restrictive debt covenant is the consolidated leverage ratio (“Leverage Ratio”), defined in the credit agreement as the ratio of total debt to the last twelve months of EBITDA. The maximum Leverage Ratio is 5.50 at February 1, 2003. The maximum Leverage Ratio decreases to 5.25 at May 3, 2003 and 5.00 at November 1, 2003. At February 1, 2003, the Company’s Leverage Ratio is 5.49.

        EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flow for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. As calculated by the definitions in the credit agreement, EBITDA for the last twelve months was $28.2 million. EBITDA for the first quarter of 2003 and 2002 was $5.9 million and $5.2 million, respectively, a 12.7% increase.

Item 3. – Quantitative and Qualitative Disclosures About Market Risk

        The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company’s net exposure to interest rate risk consists of floating-rate instruments based on LIBOR.

Item 4. – Controls and Procedures

        The Company’s chief executive officer and chief financial officer have reviewed the Company’s disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, each such officer has concluded that the Company’s disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

        There were no significant changes in the Company’s internal controls or in any other factors that could significantly affect such controls subsequent to the date that the Company carried out its evaluation.

PART II — OTHER INFORMATION

Item 1. — Legal Proceedings

        From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount it believes to be adequate. There are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company’s property is the subject.

Item 2. — Changes in Securities and Use of Proceeds

         None.

Item 3. — Defaults Upon Senior Securities

         None.

Item 4. — Submission of Matters to a Vote of Security Holders

         None.

Item 5. — Other Information

         None.

Item 6. — Exhibits and Reports on Form 8-K

         (a) Exhibits

         99.1    Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2    Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)       Reports on Form 8-K

         None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 5, 2003	/s/ Franklin A. Jacobs Franklin A. Jacobs Chief Executive Officer and Chairman of the Board

Date: March 5, 2003	/s/ Michael J. Dreller Michael J. Dreller Vice President and Chief Financial Officer

Chief Executive Officer Certification

I, Franklin A. Jacobs certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Falcon Products, Inc. (the “Registrant”).

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Franklin A. Jacobs Franklin A. Jacobs Chairman of the Board, Chief Executive Officer and Director

Chief Financial Officer Certification

I, Michael J. Dreller certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Falcon Products, Inc. (the “Registrant”).

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report.

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report.

4.

The Registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The Registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s board of directors (or persons performing the equivalent functions):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.

The Registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 5, 2003

/s/ Michael J. Dreller Michael J. Dreller Vice President, Finance and Chief Financial Officer