Form 10-Q
period 2003-05-03
FALCON PRODUCTS INC /DE/
filed 2003-06-16
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 3, 2003

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

As of June 16, 2003, the registrant had 8,998,064 shares of common stock, $.02 par value, outstanding.

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
                                                          (Unaudited)


                                                                    Thirteen                     Twenty-Six
                                                                  Weeks Ended                    Weeks Ended
                                                          ---------------------------    --------------------------
                                                             May 3,          May 4,         May 3,         May 4,
(In thousands, except per share data)                         2003            2002           2003           2002
                                                          -----------     -----------    -----------    -----------

Net sales                                                 $    58,710     $    66,594    $   123,844    $   130,936

Cost of sales                                                  44,834          50,484         95,180         99,917
                                                          -----------     -----------    -----------    -----------

     Gross margin                                              13,876          16,110         28,664         31,019

Selling, general and administrative expenses                   10,590          11,657         21,409         23,187

Special and nonrecurring items                                    -               -              -              639
                                                          -----------     -----------    -----------    -----------

     Operating profit                                           3,286           4,453          7,255          7,193

Interest expense, net                                           4,063           4,303          8,131          8,329

Minority interest in consolidated subsidiary                      (16)              8             49             16
                                                          -----------     -----------    -----------    -----------

     Earnings (loss) before income taxes                         (761)            142           (925)        (1,152)

Income tax expense (benefit)                                     (133)             74             (1)          (341)
                                                          -----------     -----------    -----------    -----------

     Net earnings (loss)                                  $      (628)    $        68    $      (924)   $      (811)
                                                          ===========     ===========    ===========    ===========

Basic and diluted earnings (loss) per share               $     (0.07)    $      0.01    $     (0.10)   $     (0.09)
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

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                         Consolidated Balance Sheets
                                         ---------------------------
                                                 (Unaudited)

(In thousands, except share data)
                                                                                  May 3,          November 2,
                                                                                   2003              2002
                                                                                ----------        -----------
Assets
------
Current assets:
    Cash and cash equivalents                                                   $    1,180        $    1,646
    Accounts receivable, less allowances
        of $613 and $707, respectively                                              30,215            32,942
    Inventories                                                                     64,409            57,117
    Prepayments and other current assets                                             7,590             9,041
                                                                                ----------        ----------
           Total current assets                                                    103,394           100,746
                                                                                ----------        ----------
Property, plant and equipment:
    Land                                                                             2,873             2,726
    Buildings and improvements                                                      20,545            19,962
    Machinery and equipment                                                         51,366            49,569
                                                                                ----------        ----------
                                                                                    74,784            72,257
    Less: accumulated depreciation                                                  34,360            31,375
                                                                                ----------        ----------
           Net property, plant and equipment                                        40,424            40,882
                                                                                ----------        ----------
Other assets, net of accumulated amortization:
    Goodwill                                                                       117,474           117,474
    Other                                                                           13,943            14,475
                                                                                ----------        ----------
           Total other assets                                                      131,417           131,949
                                                                                ----------        ----------

Total Assets                                                                    $  275,235        $  273,577
                                                                                ==========        ==========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $   25,578        $   20,841
    Customer deposits                                                                7,263             9,211
    Accrued liabilities                                                             13,361            16,376
    Current maturities of long-term debt                                             4,490            15,359
                                                                                ----------        ----------
           Total current liabilities                                                50,692            61,787
Long-term obligations:
     Long-term debt                                                                148,547           135,226
     Minority interest in consolidated subsidiary                                      785               736
     Other                                                                          13,618            14,828
                                                                                ----------        ----------
           Total liabilities                                                       213,642           212,577
                                                                                ----------        ----------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
        issued 9,915,117 shares                                                        198               198
    Additional paid-in capital                                                      47,376            47,376
    Treasury stock, at cost (917,053 and 1,012,918 shares, respectively)           (10,493)          (11,949)
    Accumulated other comprehensive loss                                            (5,588)           (6,775)
    Retained earnings                                                               30,100            32,150
                                                                                ----------        ----------
           Total stockholders' equity                                               61,593            61,000
                                                                                ----------        ----------

Total Liabilities and Stockholders' Equity                                      $  275,235        $  273,577
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

                                                                                     Twenty-Six Weeks Ended
                                                                                --------------------------------
(In thousands)                                                                      May 3,              May 4,
                                                                                     2003                2002
                                                                                -------------       ------------
Cash flows from operating activities:
    Net loss                                                                    $       (924)       $       (811)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   4,622               4,384
       Minority interest in consolidated subsidiary                                       49                  16
       Change in assets and liabilities:
                       Accounts receivable                                             3,412               4,451
                       Inventories                                                    (6,764)             (9,638)
                       Prepayments and other current assets                            1,451                (368)
                       Other assets                                                   (1,582)             (1,376)
                       Accounts payable and customer deposits                          2,640              (1,174)
                       Accrued liabilities                                            (2,862)             (3,448)
                       Other liabilities                                              (1,314)              1,002
                                                                                ------------        ------------
               Cash used in operating activities                                      (1,272)             (6,962)
                                                                                ------------        ------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                        (1,288)             (2,967)
                                                                                ------------        ------------
               Cash used in investing activities                                      (1,288)             (2,967)
                                                                                ------------        ------------
Cash flows from financing activities:
    Common stock issuances                                                               320                 379
    Repayment of long-term debt                                                       (5,385)             (4,090)
    Proceeds from long-term debt                                                       7,159              14,824
                                                                                ------------        ------------
                Cash provided by financing activities                                  2,094              11,113
                                                                                ------------        ------------
Increase (decrease) in cash and cash equivalents                                        (466)              1,184
Cash and cash equivalents-beginning of period                                          1,646               1,670
                                                                                ------------        ------------
Cash and cash equivalents-end of period                                         $      1,180        $      2,854
                                                                                ============        ============

Supplemental cash flow information:
    Cash paid for interest                                                      $      7,525        $      8,170
                                                                                ============        ============

    Cash paid for (refund of) taxes, net                                        $     (3,582)       $        273
                                                                                ============        ============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
           For the Thirteen and Twenty-Six Weeks Ended May 3, 2003
           -------------------------------------------------------

Note 1 - Interim Results

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. Reference is made to the footnotes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended November 2, 2002, filed with the Securities and Exchange Commission.

Note 2 - Segments

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information," a single segment has been identified based upon management responsibility. The Company operates in one reportable segment, the manufacture and sale of commercial furniture. The Company sells a wide variety of commercial furniture products and does not record revenues by specific product type within its general-purpose financial statements. Due to the wide variety of products sold and other practical limitations it is impracticable for the Company to report revenues from external customers for each product or group of similar products.

Note 3 - Special and Nonrecurring Items

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

A summary of 2003 activity related to the strategic initiative is as follows:

In thousands
Liability - November 2, 2002                                         $ 250
   Cash paid for real estate exit and other costs                     (195)
                                                                     -----
Liability - May 3, 2003                                              $  55
                                                                     =====


Note 4 - Inventories

     Inventories consisted of the following:

                                                   May 3,      November 2,
In thousands                                        2003          2002
                                                  --------     -----------
Raw materials.......................              $ 41,045     $    37,759
Work in process.....................                16,131          10,641
Finished goods......................                 7,233           8,717
                                                  --------     -----------
                                                  $ 64,409     $    57,117
                                                  ========     ===========

Note 5 - Long-Term Debt

     On June 3, 2003, the Company refinanced its existing senior credit agreement with a new group of financial institutions. The borrowers under the new credit facility, on a joint and several basis, are the Company, Shelby Williams Industries, Inc. and Sellers & Josephson, Inc. and the new credit facility is jointly and severally guaranteed by the following domestic subsidiaries of the Company: Howe Furniture Corporation, Johnson Industries, Inc., Falcon Holdings, Inc., The Falcon Companies International, Inc., Madison Furniture Industries, Inc. and Epic Furniture Group, Inc.
The new credit facility of $75 million matures in June 2007. The new credit facility consists of (i) a $33.8 million revolving credit facility, (ii) a $6.2 million amortizing term loan A, and (iii) a $35 million non-amortizing term loan B. The current maturities of long-term debt reflected on the accompanying consolidated balance sheet have been adjusted to reflect the terms of the new financing arrangement. The term loan A has required quarterly principal payments of $0.223 million, commencing on July 1, 2003.

     The new credit facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and a pledge of 65% of the stock of the following foreign subsidiaries of the Company: Howe a/s, Falcon Mimon a/s, Falcon de Juarez S.A. de C.V. and Falcon Products China Limited.

     The revolving credit facility bears interest at the Company's option at
(i) the London Interbank Offered Rate ("LIBOR") plus 2.75% or (ii) the Base Rate (defined as the rate of interest announced or quoted by the agent bank from time to time as its prime rate for commercial loans) plus 0.75%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.00% or (ii) the Base Rate plus 1.00%. The term loan B bears interest at 16.5%, of which 12.0% is payable on a current basis as provided in the agreement and the balance of the interest equal to 4.5% is accrued and added to the outstanding principal balance each month.

Note 6 - Earnings Per Share

     The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share:

                                                               Thirteen Weeks Ended                    Twenty-Six Weeks Ended
                                                            --------------------------               --------------------------
In thousands,                                               May 3,              May 4,               May 3,              May 4,
except per-share data                                        2003                2002                 2003                2002
                                                            ------              ------               ------              ------
Net earnings (loss)...............................          $ (628)             $   68               $ (924)             $ (811)

Weighted average shares outstanding...............           9,057               8,938                9,052               8,937
Assumed exercise of options.......................               -                  20                 -                      -
                                                            ------              ------               ------              ------
Weighted average diluted shares outstanding.......           9,057               8,958                9,052               8,937
                                                            ======              ======               ======              ======
Basic earnings (loss) per share...................          $(0.07)             $ 0.01               $(0.10)             $(0.09)
                                                            ======              ======               ======              ======
Diluted earnings (loss) per share.................          $(0.07)             $ 0.01               $(0.10)             $(0.09)
                                                            ======              ======               ======              ======

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

Note 7 - Comprehensive Income (Loss)

     Comprehensive income (loss) includes, in addition to net earnings
(loss), the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders' equity except those resulting from investments by owners and distributions to owners.

                                                  Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                               -------------------------             ------------------------
                                                May 3,            May 4,             May 3,            May 4,
                                                 2003              2002               2003              2003
                                               -------            ------             ------            ------
Net earnings (loss)                            $  (628)           $   68             $ (924)           $ (811)
Translation adjustments                            477               564              1,187               521
Cash flow hedge                                      -               155                  -               240
                                               -------            ------             ------            ------
Comprehensive income (loss)                    $  (151)           $  787             $  263            $  (50)
                                               =======            ======             ======            ======

Note 8 - Recently Issued Accounting Standards

     In November 2002, the Financial Accounting Standards Board ("FASB") issued FIN 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company generally offers one-year warranties on its products. The Company estimates the amount of future warranty claims based on historical warranty claim information as well as recent trends that might suggest that past cost information may differ from future claims.

     In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure," an amendment to SFAS No. 123. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The Company plans to continue to account for stock-based employee compensation under the intrinsic value based method and to provide disclosure of the impact of the fair value based method on reported income.

     Pro forma net earnings (loss) in the following table were prepared as if the Company had accounted for its stock option plans under the fair market value method.

                                                      Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                    -----------------------            -------------------------
                                                    May 3,           May 4,             May 3,            May 4,
In thousands                                         2003             2002               2003              2002
                                                    ------           ------            -------           -------
Net earnings (loss)                                 $ (628)          $   68            $  (924)          $  (811)
Fair value of stock-based employee
    compensation, net of tax                          (156)            (150)              (311)             (300)
                                                    ------           ------            -------           -------
Net loss - pro forma                                $ (784)          $  (82)           $(1,235)          $(1,111)
                                                    ======           ======            =======           =======

Net loss per share - pro forma                      $(0.09)          $(0.01)           $ (0.14)          $ (0.12)
                                                    ======           ======            =======           =======


Note 9 - Derivative Instruments

     The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments. At May 3, 2003, the Company had no interest rate swap agreements.

Note 10 - Guarantor Subsidiaries

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

                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                          For the Thirteen Weeks Ended May 3, 2003

In thousands                                           Parent       Total           Total
                                                      Company     Guarantor     Non-Guarantor   Eliminations      Total
                                                    ------------------------------------------------------------------------
Net sales                                              $    -      $ 56,007           $ 6,144       $ (3,441)   $ 58,710
Cost of sales                                               -        42,981             5,294         (3,441)     44,834
Selling, general and administrative expenses                -         9,747               843              -      10,590
                                                    ------------------------------------------------------------------------
      Operating profit                                      -         3,279                 7              -       3,286
Equity in earnings (loss) of subsidiary                  (628)            -                 -            628           -
Interest expense, net                                       -         4,027                36              -       4,063
Minority interest in consolidated subsidiary                -           (16)                -              -         (16)
                                                    ------------------------------------------------------------------------
      Earnings (loss) before income taxes                (628)         (732)              (29)           628        (761)
Income tax expense (benefit)                                -          (191)               58              -        (133)
                                                    ------------------------------------------------------------------------
      Net earnings (loss)                              $ (628)     $   (541)          $   (87)      $    628    $   (628)
                                                    ========================================================================



                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                          For the Thirteen Weeks Ended May 4, 2002

In thousands                                           Parent       Total           Total
                                                      Company     Guarantor     Non-Guarantor   Eliminations      Total
                                                    ------------------------------------------------------------------------
Net sales                                              $    -      $ 63,851           $ 6,513       $ (3,770)   $ 66,594
Cost of sales                                               -        48,273             5,981         (3,770)     50,484
Selling, general and administrative expenses                -        10,858               799              -      11,657
                                                    ------------------------------------------------------------------------
      Operating profit (loss)                               -         4,720              (267)             -       4,453
Equity in earnings of subsidiary                           68             -                 -            (68)          -
Interest expense, net                                       -         4,273                30              -       4,303
Minority interest in consolidated subsidiary                -             8                 -              -           8
                                                    ------------------------------------------------------------------------
      Earnings (loss) before income taxes                  68           439              (297)           (68)        142
Income tax expense (benefit)                                -           206              (132)             -          74
                                                    ------------------------------------------------------------------------
      Net earnings (loss)                              $   68      $    233           $  (165)      $    (68)   $     68
                                                    ========================================================================

                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                       For the Twenty-Six Weeks Ended May 3, 2003

In thousands                                        Parent       Total           Total
                                                   Company     Guarantor     Non-Guarantor    Eliminations      Total
                                                 -----------------------------------------------------------------------
Net sales                                            $   -      $118,364          $ 12,633       $ (7,153)   $ 123,844
Cost of sales                                            -        91,225            11,108         (7,153)      95,180
Selling, general and administrative expenses             -        19,947             1,462              -       21,409
                                                 -----------------------------------------------------------------------
      Operating profit                                   -         7,192                63              -        7,255
Equity in earnings (loss) of subsidiary               (924)            -                 -            924            -
Interest expense, net                                    -         8,054                77              -        8,131
Minority interest in consolidated subsidiary             -            49                 -              -           49
                                                 -----------------------------------------------------------------------
      Earnings (loss) before income taxes             (924)         (911)              (14)           924         (925)
Income tax expense (benefit)                             -           (65)               64              -           (1)
                                                 -----------------------------------------------------------------------
      Net earnings (loss)                            $(924)     $   (846)         $    (78)      $    924    $    (924)
                                                 =======================================================================



                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                       For the Twenty-Six Weeks Ended May 4, 2002

In thousands                                        Parent       Total           Total
                                                   Company     Guarantor     Non-Guarantor    Eliminations      Total
                                                 -----------------------------------------------------------------------
Net sales                                            $   -      $125,312          $ 14,486       $ (8,862)    $130,936
Cost of sales                                            -        95,625            13,154         (8,862)      99,917
Selling, general and administrative expenses             -        21,769             1,418              -       23,187
Special and nonrecurring items                           -           639                 -              -          639
                                                 -----------------------------------------------------------------------
      Operating profit (loss)                            -         7,279               (86)             -        7,193
Equity in earnings of subsidiary                      (811)            -                 -            811            -
Interest expense, net                                    -         8,270                59              -        8,329
Minority interest in consolidated subsidiary             -            16                 -              -           16
                                                 -----------------------------------------------------------------------
      Earnings (loss) before income taxes             (811)       (1,007)             (145)           811       (1,152)
Income tax expense (benefit)                             -          (348)                7              -         (341)
                                                 -----------------------------------------------------------------------
      Net earnings (loss)                            $(811)     $   (659)         $   (152)      $    811     $   (811)
                                                 =======================================================================


                                                      Falcon Products, Inc.
                                                   Consolidating Balance Sheet
                                                        As of May 3, 2003

         In thousands                               Parent           Total           Total
                                                   Company         Guarantor     Non-Guarantor     Eliminations         Total
                                                 --------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                 $     -          $    124          $  1,056         $      -       $  1,180
         Accounts receivable                             -            27,406             2,809                -         30,215
         Inventories                                     -            56,462             7,947                -         64,409
         Other current assets                            -             6,308             1,282                -          7,590
                                                 -------------------------------------------------------------------------------
               Total current assets                      -            90,300            13,094                -        103,394
         Property, plant and equipment, net              -            25,284            15,140                -         40,424
         Investment in subsidiaries                 61,593                 -                 -          (61,593)             -
         Goodwill and other assets                       -           131,364                53                -        131,417
                                                 -------------------------------------------------------------------------------
Total assets                                       $61,593          $246,948          $ 28,287         $(61,593)      $275,235
                                                 ===============================================================================

Liabilities and Stockholders' Equity
         Current liabilities                       $     -          $ 45,757          $  4,935         $      -       $ 50,692
         Long-term debt                                  -           147,018             1,529                -        148,547
         Other long-term liabilities                     -            14,129               274                -         14,403
         Intercompany payable (receivable)               -           (10,134)           10,134                -              -
                                                 -------------------------------------------------------------------------------
Total liabilities                                        -           196,770            16,872                -        213,642
Total stockholders' equity                          61,593            50,178            11,415          (61,593)        61,593
                                                 -------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $61,593          $246,948          $ 28,287         $(61,593)      $275,235
                                                 ===============================================================================

                                                       Falcon Products, Inc.
                                                    Consolidating Balance Sheet
                                                      As of November 2, 2002

         In thousands                                Parent            Total            Total
                                                     Company         Guarantor      Non-Guarantor    Eliminations         Total
                                                 ---------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                  $      -        $      378         $    1,268       $       -      $   1,646
         Accounts receivable                               -            29,695              3,247               -         32,942
         Inventories                                       -            49,276              7,841               -         57,117
         Other current assets                              -             8,236                805               -          9,041
                                                 ---------------------------------------------------------------------------------
               Total current assets                        -            87,585             13,161               -        100,746
         Property, plant and equipment, net                -            26,338             14,544               -         40,882
         Investment in subsidiaries                   61,000                 -                  -         (61,000)             -
         Goodwill and other assets                         -           131,949                  -               -        131,949
                                                 ---------------------------------------------------------------------------------
Total assets                                        $ 61,000        $  245,872         $   27,705       $ (61,000)     $ 273,577
                                                 =================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                        $      -        $   56,263         $    5,524       $       -      $  61,787
         Long-term debt                                    -           133,834              1,392               -        135,226
         Other long-term liabilities                       -            15,394                170               -         15,564
         Intercompany payable (receivable)                 -            (9,126)             9,126               -              -
                                                 ---------------------------------------------------------------------------------
Total liabilities                                          -           196,365             16,212               -        212,577
Total stockholders' equity                            61,000            49,507             11,493         (61,000)        61,000
                                                 ---------------------------------------------------------------------------------
Total liabilities and stockholders' equity          $ 61,000        $  245,872         $   27,705       $ (61,000)     $ 273,577
                                                 =================================================================================

                                                     Falcon Products, Inc.
                                             Consolidating Statement of Cash Flows
                                          For the Twenty-Six Weeks Ended May 3, 2003


           In thousands                                Parent          Total            Total
                                                      Company        Guarantor      Non-Guarantor   Eliminations      Total
                                                   ---------------------------------------------------------------------------
Cash used in operating activities                       $   -         $ (1,128)            $ (144)          $  -     $(1,272)
                                                   ---------------------------------------------------------------------------

Cash flows from investing activities
   Additions to property, plant and equipment, net          -           (1,083)              (205)             -      (1,288)
   Cash received from (contributed to) subsidiary        (320)             320                  -              -           -
                                                   ---------------------------------------------------------------------------
Cash used in investing activities                        (320)            (763)              (205)             -      (1,288)
                                                   ---------------------------------------------------------------------------

Cash flows from financing activities
   Common stock issuances                                 320                -                  -              -         320
   Additions to long-term debt, net                         -            1,637                137              -       1,774
                                                   ---------------------------------------------------------------------------
Cash provided by financing activities                     320            1,637                137              -       2,094
                                                   ---------------------------------------------------------------------------
Net change in cash and cash equivalents                 $   -         $   (254)            $ (212)          $  -     $  (466)
                                                   ===========================================================================


                                                     Falcon Products, Inc.
                                             Consolidating Statement of Cash Flows
                                          For the Twenty-Six Weeks Ended May 4, 2002

           In thousands                                Parent          Total            Total
                                                      Company        Guarantor      Non-Guarantor   Eliminations      Total
                                                   ---------------------------------------------------------------------------
Cash provided by (used in) operating activities         $   -         $ (9,353)           $ 2,391           $  -     $(6,962)
                                                   ---------------------------------------------------------------------------

Cash flows from investing activities
   Additions to property, plant and equipment, net          -           (1,676)            (1,291)             -      (2,967)
   Cash received from (contributed to) subsidiary        (379)             379                  -              -           -
                                                   ---------------------------------------------------------------------------
Cash used in investing activities                        (379)          (1,297)            (1,291)             -      (2,967)
                                                   ---------------------------------------------------------------------------

Cash flows from financing activities
   Common stock issuances                                 379                -                  -              -         379
   Additions to long-term debt, net                         -           10,764                (30)             -      10,734
                                                   ---------------------------------------------------------------------------
Cash provided by (used in) financing activities           379           10,764                (30)             -      11,113
                                                   ---------------------------------------------------------------------------
Net change in cash and cash equivalents                 $   -         $    114            $ 1,070           $  -     $ 1,184
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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                             Thirteen                  Twenty-Six
                                                                           Weeks Ended                Weeks Ended
                                                                      ------------------------  ----------------------
                                                                       May 3,        May 4,       May 3,       May 4,
                                                                        2003          2002         2003         2002
                                                                      --------      --------     --------     --------
Net sales                                                              100.0%        100.0%       100.0%       100.0%
Cost of sales                                                           76.4          75.8         76.9         76.3
                                                                      --------      --------     --------     --------
Gross margin                                                            23.6          24.2         23.1         23.7
Selling, general and administrative expenses                            18.0          17.5         17.3         17.7
Special and nonrecurring items                                            -             -            -           0.5
                                                                      --------      --------     --------     --------
Operating profit                                                         5.6           6.7          5.8          5.5
Interest expense, net                                                    6.9           6.5          6.6          6.4
                                                                      --------      --------     --------     --------
Earnings (loss) before income taxes                                     (1.3)          0.2         (0.8)        (0.9)
Income tax expense (benefit)                                            (0.2)          0.1           -          (0.3)
                                                                      --------      --------     --------     --------
Net earnings (loss)                                                     (1.1)%         0.1%        (0.8)%       (0.6)%
                                                                      ========      ========     ========     ========


Thirteen weeks ended May 3, 2003, compared to the thirteen weeks ended May
4, 2002

     The Company reported a net loss of $0.6 million in the second quarter of 2003 compared to net earnings of $68 thousand in the same period of 2002. Net earnings (loss) per share were $(0.07) and $0.01 in the second quarter of 2003 and 2002, respectively. Weighted average shares outstanding were 9.1 million and 9.0 million shares in the second quarter of 2003 and 2002, respectively.

     Net sales for the second quarter of 2003 were $58.7 million, a decrease of 11.8% from the second quarter of 2002 net sales of $66.6 million. Each of the Company's markets experienced a decline in sales due to concerns over the economy and the prospects of war, which significantly impacted orders leading into the second quarter of 2003. In addition, sales in the food service market decreased as a result of the successful completion of the Boston Market remodeling program in the first quarter of 2003. The decrease in the hospitality market was a reflection of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments.

     Cost of sales was $44.8 million in the second quarter of 2003, a decrease of 11.2% from $50.5 million in the second quarter of 2002. Gross margin decreased to $13.9 million for the second quarter of

2003, from $16.1 million in the same quarter of 2002. Gross margin as a percentage of net sales decreased to 23.6% in 2003, from 24.2% in 2002. Gross margin as a percentage of net sales was negatively impacted by the decline in sales, which reduced fixed overhead absorption at the manufacturing plants, and by product mix and pricing pressures, primarily in the hospitality market. The Company partially offset these items through cost reduction activities at the manufacturing plants.

     Selling, general and administrative expenses were $10.6 million in the second quarter of 2003, compared to $11.7 million in the second quarter of 2002. The lower selling, general and administrative expenses is a result of significant cost reduction activities initiated by the Company during 2002 and continued into 2003 and lower variable selling costs due to lower sales. Selling, general and administrative expenses as a percentage of net sales were 18.0% for the second quarter of 2003, compared to 17.5% for the second quarter of 2002.

Twenty-six weeks ended May 3, 2003, compared to the twenty-six weeks ended May 4, 2002

     The Company reported a net loss of $0.9 million and $0.8 million in the first half of 2003 and 2002, respectively. Net loss per share was $ (0.10) and $(0.09) in the first twenty-six weeks of 2003 and 2002, respectively. Weighted average shares outstanding were 9.1 million and 8.9 million shares in the first half of 2003 and 2002, respectively.

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge is a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants.

     Net sales for the first half of 2003 were $123.8 million, a decrease of 5.4% from the first half of 2002 net sales of $130.9 million. The decrease is a result of decreases in both the hospitality and food service markets partially offset by an increase in the contract office market. All of the Company's markets were impacted by concerns over the economy and the prospects of war, which significantly impacted orders during the first quarter of 2003. Sales in the food service market also decreased as a result of the successful completion the Boston Market remodeling program in the first quarter of 2003. The decrease in the hospitality market was a reflection of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments.

     Cost of sales was $95.2 million in the first half of 2003, a decrease of 4.7% from $99.9 million in the first half of 2002. Gross margin decreased to $28.7 million for the first half of 2003, from $31.0 million in the first half of 2002. Gross margin as a percentage of net sales decreased to 23.1% in 2003, compared to 23.7% in 2002. The decrease in gross margin as a percentage of net sales is mainly the result of the decline in sales, which reduced fixed overhead absorption at the manufacturing plants. Also, gross margin was negatively impacted by product mix and pricing pressures, primarily in the hospitality market, partially offset by the Company's cost reduction activities at the manufacturing plants, including the closing of the Statesville, NC facility, which was completed during February 2002.

     Selling, general and administrative expenses were $21.4 million in the first half of 2003, compared to $23.2 million in the first half of 2002. The reduction of selling, general and administrative expenses was a result of cost reduction activities and lower variable selling costs due to lower sales. Selling, general and administrative expenses as a percentage of net sales were 17.3% for the first half of 2003, compared to 17.7% for the first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at May 3, 2003 was $52.7 million compared with $39.0 million at November 2, 2002. The Company's ratio of current assets to current liabilities was 2.0 to 1.0 at May 3, 2003 and 1.6 to 1.0 at November 2, 2002.

     Cash used in operating activities was $1.3 million and $7.0 million in the first half of 2003 and 2002, respectively. The cash used in the first half of 2003 was mainly for the purchase of inventory and the payment of interest partially offset by an income tax refund and the timing of payments for accounts payable. Inventories were $64.4 million at May 3, 2003, compared with $57.1 million at November 2, 2002, a 12.8% increase. The increase in inventory is primarily a result of inventories being at their lowest level at year-end due to the timing of the business cycle and seasonal purchases of raw lumber and chair frames. During the first six months of 2003 and 2002, the Company incurred $1.3 million and $3.0 million, respectively, for capital expenditures. Cash provided by financing activities was $2.1 million and $11.1 million in the first half of 2003 and 2002, respectively.

     On June 3, 2003, the Company refinanced its existing senior credit agreement with a new group of financial institutions. The borrowers under the new credit facility, on a joint and several basis, are the Company, Shelby Williams Industries, Inc. and Sellers & Josephson, Inc. and the new credit facility is jointly and severally guaranteed by the following domestic subsidiaries of the Company: Howe Furniture Corporation, Johnson Industries, Inc., Falcon Holdings, Inc., The Falcon Companies International, Inc., Madison Furniture Industries, Inc. and Epic Furniture Group, Inc.
The new credit facility of $75 million matures in June 2007. The new credit facility consists of (i) a $33.8 million revolving credit facility, (ii) a $6.2 million amortizing term loan A, and (iii) a $35 million non-amortizing term loan B. The term loan A has required quarterly principal payments of $0.223 million, commencing on July 1, 2003.

     The new credit facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and a pledge of 65% of the stock of the following foreign subsidiaries of the Company: Howe a/s, Falcon Mimon a/s, Falcon de Juarez S.A. de C.V. and Falcon Products China Limited.

     The revolving credit facility bears interest at the Company's option at
(i) the London Interbank Offered Rate ("LIBOR") plus 2.75% or (ii) the Base Rate (defined as the rate of interest announced or quoted by the agent bank from time to time as its prime rate for commercial loans) plus 0.75%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.00% or (ii) the Base Rate plus 1.00%. The term loan B bears interest at 16.5%, of which 12.0% is payable on a current basis as provided in the agreement and the balance of the interest equal to 4.5% is accrued and added to the outstanding principal balance each month.

     At May 3, 2003, the Company had $18.3 million outstanding under the old revolving line of credit. In addition, approximately $4.8 million of the total commitment under the old revolving line of credit was used to support outstanding standby letters of credit.

     The Company must comply with certain covenants under its credit agreement, including limitations relating to the payment of dividends and capital expenditures and the maintenance of specific financial ratios, including minimum levels of EBITDA, as defined in the agreement.

     EBITDA is defined as earnings before interest, income taxes, depreciation and amortization. The Company presents EBITDA because EBITDA is commonly used to analyze companies on the basis of operating performance, leverage and liquidity. EBITDA is not intended to represent cash flow for the period, nor has it been presented as an alternative to operating income as an indicator of operating performance and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. A reconciliation of earnings (loss) before income taxes under generally accepted accounting principles to EBITDA is as follows:

                                                       Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                                    --------------------------          ---------------------------
                                                      May 3,           May 4,             May 3,            May 4,
In thousands                                           2003             2002               2003              2002
                                                    ---------        ---------          ---------         ---------
Earnings (loss) before income taxes                  $  (761)         $   142            $  (925)          $(1,152)
Interest expense, net                                  4,063            4,303              8,131             8,329
Depreciation and amortization expense                  2,031            2,033              4,037             3,908
                                                    ---------        ---------          ---------         ---------
EBITDA                                               $ 5,333          $ 6,478            $11,243           $11,085
Special and nonrecurring items                             -                -                  -               639
                                                    ---------        ---------          ---------         ---------
Adjusted EBITDA                                      $ 5,333          $ 6,478            $11,243           $11,724
                                                    =========        =========          =========         =========


Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company's net exposure to interest rate risk consists of floating-rate debt based on the Base Rate or LIBOR.

Item 4. - Controls and Procedures
          -----------------------

     The Company's chief executive officer and chief financial officer have reviewed the Company's disclosure controls and procedures within 90 days prior to the filing of this report. Based upon this review, each such officer has concluded that the Company's disclosure controls and procedures are effective in ensuring that material information related to the Company is made known to them by others responsible for reporting such material information within the Company.

     There were no significant changes in the Company's internal controls or in any other factors that could significantly affect such controls subsequent to the date that the Company carried out its evaluation.

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

          None.

Item 3. - Defaults Upon Senior Securities
          -------------------------------

          None.

Item 4. - Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

              The Company held its Annual Meeting of Stockholders on March 6, 2003, for the purposes of electing two Class A directors for a term expiring in 2006.

              The number of votes for and withheld for each nominee for director are as follows:

                      Nominee            Votes For        Votes Withheld
                      -------            ---------        --------------

                 Melvin F. Brown         8,045,685            16,235

                 Steven C. Roberts       8,045,655            16,265

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

               4    $75,000,000 Loan and Security Agreement dated June 3, 2003.

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

                                            FALCON PRODUCTS, INC.

Date: June 16, 2003                         /s/ Franklin A. Jacobs
                                            ----------------------
                                            Franklin A. Jacobs
                                            Chief Executive Officer
                                            and Chairman of the Board


Date: June 16, 2003                         /s/ Michael J. Dreller
                                            ----------------------
                                            Michael J. Dreller
                                            Vice President and
                                            Chief Financial Officer

                    Chief Executive Officer Certification


I, Franklin A. Jacobs certify that:

1. I have reviewed this quarterly report on Form 10-Q of Falcon Products, Inc. (the "Registrant").

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

                              /s/ Franklin A. Jacobs
                              ----------------------
                              Franklin A. Jacobs
                              Chairman of the Board, Chief Executive Officer and Director

                    Chief Financial Officer Certification


I, Michael J. Dreller certify that:

1. I have reviewed this quarterly report on Form 10-Q of Falcon Products, Inc. (the "Registrant").

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003


                              /s/ Michael J. Dreller
                              ----------------------
                              Michael J. Dreller
                              Vice President, Finance and
                              Chief Financial Officer