Form 10-Q
period 2003-08-02
FALCON PRODUCTS INC /DE/
filed 2003-09-16
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended August 2, 2003

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

As of September 16, 2003, the registrant had 8,998,064 shares of common stock, $.02 par value, outstanding.

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
                                                          (Unaudited)

                                                                      Thirteen                           Thirty-Nine
                                                                     Weeks Ended                         Weeks Ended
                                                             -----------------------------       ----------------------------
                                                              August 2,         August 3,         August 2,         August 3,
(In thousands, except per share data)                           2003              2002              2003              2002
                                                             ----------        -----------       ----------       -----------
Net sales                                                    $   62,306        $    70,811       $  186,150        $  201,747

Cost of sales, including restructuring charge                    49,319             54,260          144,499           154,177
                                                             ----------        -----------       ----------        ----------

     Gross margin                                                12,987             16,551           41,651            47,570

Selling, general and administrative expenses                     11,193             11,277           32,602            34,464

Interest expense, net                                             4,607              4,532           12,738            12,861

Minority interest in consolidated subsidiary                        (55)               (31)              (6)              (15)

Loss on early extinguishment of debt                              1,564                -              1,564               -

Loss on curtailment of pension plan                               1,833                -              1,833               -

Restructuring charge                                              1,980                -              1,980               639
                                                             ----------        -----------       ----------        ----------

     Earnings (loss) before income taxes                         (8,135)               773           (9,060)             (379)

Income tax expense (benefit)                                     (2,551)               439           (2,552)               98
                                                             ----------        -----------       ----------        ----------

     Net earnings (loss)                                     $   (5,584)       $       334       $   (6,508)       $     (477)
                                                             ==========        ===========       ==========        ==========


Basic and diluted earnings (loss) per share                  $    (0.62)       $      0.04       $    (0.72)       $    (0.05)
                                                             ==========        ===========       ==========        ==========


See accompanying notes to consolidated financial statements.

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                         Consolidated Balance Sheets
                                         ---------------------------

(In thousands, except share data)
                                                                                   August 2,      November 2,
Assets                                                                               2003            2002
------                                                                            (Unaudited)
                                                                                --------------    -----------
Current assets:
    Cash and cash equivalents                                                   $        1,577    $     1,646
    Accounts receivable, less allowances
        of $622 and $707, respectively                                                  30,977         32,942
    Inventories                                                                         64,437         57,117
    Prepayments and other current assets                                                10,645          9,041
                                                                                --------------    -----------
           Total current assets                                                        107,636        100,746
                                                                                --------------    -----------
Property, plant and equipment:
    Land                                                                                 2,837          2,726
    Buildings and improvements                                                          19,765         19,962
    Machinery and equipment                                                             51,007         49,569
                                                                                --------------    -----------
                                                                                        73,609         72,257
    Less: accumulated depreciation                                                      35,194         31,375
                                                                                --------------    -----------
           Net property, plant and equipment                                            38,415         40,882
                                                                                ---------------   ------------
Other assets, net of accumulated amortization:
    Goodwill                                                                           117,474        117,474
    Other                                                                               12,084         14,475
                                                                                --------------    -----------
           Total other assets                                                          129,558        131,949
                                                                                --------------    -----------
Total Assets                                                                    $      275,609    $   273,577
                                                                                ==============    ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $       20,349    $    20,841
    Customer deposits                                                                    5,390          9,211
    Accrued liabilities                                                                 11,460         16,376
    Current maturities of long-term debt                                                 4,112         15,359
                                                                                --------------    -----------
           Total current liabilities                                                    41,311         61,787
Long-term obligations:
     Long-term debt                                                                    165,108        135,226
     Minority interest in consolidated subsidiary                                          730            736
     Other                                                                              12,612         14,828
                                                                                --------------    -----------
           Total liabilities                                                           219,761        212,577
                                                                                --------------    -----------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
        issued 9,915,117 shares                                                            198            198
    Additional paid-in capital                                                          47,376         47,376
    Treasury stock, at cost (917,053 and 1,012,918 shares, respectively)               (10,493)       (11,949)
    Accumulated other comprehensive loss                                                (5,751)        (6,775)
    Retained earnings                                                                   24,518         32,150
                                                                                --------------    -----------
           Total stockholders' equity                                                   55,848         61,000
                                                                                --------------    -----------
Total Liabilities and Stockholders' Equity                                      $      275,609    $   273,577
                                                                                ==============    ===========

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

                                                                                 Thirty-Nine Weeks Ended
                                                                                -------------------------
(In thousands)                                                                    August 2,     August 3,
                                                                                    2003          2002
                                                                                -----------   -----------
Cash flows from operating activities:
    Net loss                                                                    $    (6,508)  $      (477)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                  7,024         6,566
       Minority interest in consolidated subsidiary                                      (6)          (15)
       Loss on early extinguishment of debt                                           1,564            -
       Loss on curtailment of pension plan                                            1,833            -
       Restructuring charge, non-cash                                                 4,265            -
       Change in assets and liabilities:
                       Accounts receivable                                            2,433         3,151
                       Inventories                                                   (9,181)      (11,638)
                       Prepayments and other current assets                          (1,604)       (1,425)
                       Other assets                                                  (1,941)       (1,554)
                       Accounts payable and customer deposits                        (4,432)        5,011
                       Accrued liabilities                                           (6,124)       (6,290)
                       Other liabilities                                             (2,216)          755
                                                                                -----------   -----------
               Cash used in operating activities                                    (14,893)       (5,916)
                                                                                -----------   -----------
Cash flows from investing activities:
    Additions to property, plant and equipment                                       (1,675)       (3,638)
                                                                                -----------   -----------
               Cash used in investing activities                                     (1,675)       (3,638)
                                                                                -----------   -----------
Cash flows from financing activities:
    Repayment of long-term debt                                                     (54,218)       (6,782)
    Proceeds from long-term debt                                                     72,430        17,160
    Deferred debt issuance costs                                                     (2,033)           -
    Common stock issuances                                                              320           379
                                                                                -----------   -----------
                Cash provided by financing activities                                16,499        10,757
                                                                                -----------   -----------
Increase (decrease) in cash and cash equivalents                                        (69)        1,203
Cash and cash equivalents-beginning of period                                         1,646         1,670
                                                                                -----------   -----------
Cash and cash equivalents-end of period                                         $     1,577   $     2,873
                                                                                ===========   ===========

Supplemental cash flow information:
    Cash paid for interest                                                      $    14,850   $    15,484
                                                                                ===========   ===========

    Cash paid for (refund of) taxes, net                                        $    (3,441)  $       439
                                                                                ===========   ===========

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
         For the Thirteen and Thirty-Nine Weeks Ended August 2, 2003
         -----------------------------------------------------------

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

Note 3 - Restructuring Charges

     During the third quarter of 2003, the Company recorded a non-cash pre-tax charge of $4.3 million or $3.0 million after-tax, to write-down the assets of the Company's Zacatecas, Mexico manufacturing facility to its anticipated net realizable value in connection with the Company's decision to dispose of the facility. The total charge of $4.3 million included a write-down of inventory of $2.3 million, which is included in the Consolidated Statements of Earnings as a component of cost of sales, including restructuring charge.

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million or $0.4 million after-tax, for special and nonrecurring items. This charge was a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants. The initiative was announced during the third quarter of 2001.

A summary of 2003 activity related to the strategic initiative is as follows:

In thousands

Liability - November 2, 2002                                  $ 250
   Cash paid for real estate exit and other costs              (223)
                                                              -----
Liability - August 2, 2003                                    $  27
                                                              =====

Note 4 - Pension Plans

     During the third quarter of 2003, the Company notified its employees, who are participants in the Falcon Products, Inc. Retirement Plan (the "Plan") that no pension benefits will be earned for service on or after August 1, 2003. As a result of this action, the Company recorded a $1.8 million pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

Note 5 - Inventories

     Inventories consisted of the following:

                                                August 2,    November 2,
In thousands                                      2003          2002
                                                ---------    -----------
Raw materials.......................            $  39,991    $    37,759
Work in process.....................               17,103         10,641
Finished goods......................                7,343          8,717
                                                ---------    -----------
                                                $  64,437    $    57,117
                                                =========    ===========

Note 6 - Long-Term Debt

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

     The new credit facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and a pledge of 65% of the stock of the following foreign subsidiaries of the Company: Howe a/s, Falcon Mimon a/s, Falcon de Juarez S.A. de C.V. and Falcon China Limited.

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

     In connection with the refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $1.6 million.

Note 7 - Earnings Per Share

     The following table reconciles net earnings (loss) and weighted average shares outstanding to the amounts used to calculate basic and diluted earnings per share:

                                                              Thirteen Weeks Ended                    Thirty-Nine Weeks Ended
                                                       ------------------------------------    ------------------------------------
In thousands,                                              August 2,           August 3,           August 2,           August 3,
except per-share data                                        2003                2002                2003                2002
                                                       ----------------    ----------------    -----------------    ---------------
Net earnings (loss)...............................         $ (5,584)           $    334            $  (6,508)          $   (477)

Weighted average shares outstanding...............            9,062               8,946                9,056              8,941
Assumed exercise of options.......................             -                   -                    -                  -
                                                       ----------------    ----------------    -----------------    ---------------
Weighted average diluted shares outstanding.......            9,062               8,946                9,056              8,941
                                                       ================    ================    =================    ===============
Basic earnings (loss) per share...................         $  (0.62)           $   0.04            $   (0.72)          $  (0.05)
                                                       ================    ================    =================    ===============
Diluted earnings (loss) per share.................         $  (0.62)           $   0.04            $   (0.72)          $  (0.05)
                                                       ================    ================    =================    ===============

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

Note 8 - Comprehensive Income (Loss)

     Comprehensive income (loss) includes, in addition to net earnings
(loss), the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in stockholders' equity except those resulting from investments by owners and distributions to owners.

In thousands                                      Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                              ----------------------------       ---------------------------
                                                August 2,       August 3,          August 2,      August 3,
                                                  2003            2002               2003           2002
                                              ------------    ------------       ------------    -----------
Net earnings (loss)                             $ (5,584)       $   334            $ (6,508)       $  (477)
Translation adjustments                             (163)           810               1,024          1,331
Cash flow hedge                                      -              305                -               545
                                              ------------    ------------       ------------    -----------
Comprehensive income (loss)                     $ (5,747)       $ 1,449            $ (5,484)       $ 1,399
                                              ============    ============       ============    ===========

Note 9 - Recently Issued Accounting Standards

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

                                                    Thirteen Weeks Ended             Thirty-Nine Weeks Ended
                                               ------------------------------     -------------------------------
                                                 August 2,         August 3,        August 2,         August 3,
In thousands                                       2003              2002             2003              2002
                                               -------------    -------------     -------------    --------------
Net earnings (loss)                                $(5,584)         $   334           $(6,508)          $  (477)
Fair value of stock-based employee
    compensation, net of tax                          (139)            (149)             (470)             (448)
                                               -------------    -------------     -------------    --------------
Net earnings (loss) - pro forma                    $(5,723)         $   185           $(6,978)          $  (925)
                                               =============    =============     =============    ==============
Net earnings (loss) per share -
       Pro forma                                   $ (0.63)         $ (0.02)          $ (0.77)          $ (0.10)
                                               =============    =============     =============    ==============


Note 10 - Derivative Instruments

     The Company uses interest rate swap agreements to manage the relative mix of the Company's debt between fixed and variable rate instruments. At August 2, 2003, the Company had no interest rate swap agreements.

Note 11 - Guarantor Subsidiaries

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

                                                    Falcon Products, Inc.
                                             Consolidating Statement of Earnings
                                         For the Thirteen Weeks Ended August 2, 2003

In thousands                                         Parent         Total             Total
                                                     Company      Guarantor       Non-Guarantor   Eliminations   Total
                                                 ---------------------------------------------------------------------------
Net sales                                           $      -      $ 60,055           $ 5,883       $ (3,632)   $ 62,306
Cost of sales, including restructuring charge              -        48,131             4,820         (3,632)     49,319
                                                 ---------------------------------------------------------------------------
    Gross margin                                           -        11,924             1,063              -      12,987
Selling, general and administrative expenses               -        10,294               899              -      11,193
Interest expense, net                                      -         4,566                41              -       4,607
Minority interest in consolidated subsidiary               -           (55)                -              -         (55)
Loss on early extinguishment of debt                       -         1,564                 -              -       1,564
Loss on curtailment of pension plan                        -         1,833                 -              -       1,833
Restructuring charge                                       -         1,980                 -              -       1,980
Equity in earnings (loss) of subsidiary               (5,584)            -                 -          5,584           -
                                                 ---------------------------------------------------------------------------
      Earnings (loss) before income taxes             (5,584)       (8,258)              123          5,584      (8,135)
Income tax expense (benefit)                               -        (2,664)              113              -      (2,551)
                                                 ---------------------------------------------------------------------------
      Net earnings (loss)                           $ (5,584)     $ (5,594)            $  10       $  5,584    $ (5,584)
                                                 ===========================================================================

                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                       For the Thirteen Weeks Ended August 3, 2002

In thousands                                        Parent        Total           Total
                                                   Company      Guarantor     Non-Guarantor   Eliminations     Total
                                                 -----------------------------------------------------------------------
Net sales                                           $   -       $ 67,946        $ 6,896        $ (4,031)      $ 70,811
Cost of sales                                           -         51,640          6,651          (4,031)        54,260
                                                 -----------------------------------------------------------------------
     Gross Margin                                       -         16,306            245               -         16,551
Selling, general and administrative expenses            -         10,370            907               -         11,277
Equity in earnings of subsidiary                      334              -              -            (334)             -
Interest expense, net                                   -          4,493             39               -          4,532
Minority interest in consolidated subsidiary            -            (31)             -               -            (31)
                                                 -----------------------------------------------------------------------
      Earnings (loss) before income taxes             334          1,474           (701)           (334)           773
Income tax expense (benefit)                            -            627           (188)              -            439
                                                 -----------------------------------------------------------------------
      Net earnings (loss)                          $  334       $    847         $ (513)       $   (334)      $    334
                                                 =======================================================================




                                                  Falcon Products, Inc.
                                           Consolidating Statement of Earnings
                                     For the Thirty-Nine Weeks Ended August 2, 2003

In thousands                                          Parent        Total            Total
                                                      Company     Guarantor       Non-Guarantor   Eliminations    Total
                                                 --------------------------------------------------------------------------
Net sales                                             $     -     $ 178,419          $ 18,516      $ (10,785)   $ 186,150
Cost of sales, including restructuring charge               -       139,356            15,928        (10,785)     144,499
                                                 --------------------------------------------------------------------------
     Gross margin                                           -        39,063             2,588              -       41,651
Selling, general and administrative expenses                -        30,241             2,361              -       32,602
Interest expense, net                                       -        12,620               118              -       12,738
Minority interest in consolidated subsidiary                -            (6)                -              -           (6)
Loss on early extinguishment of debt                        -         1,564                 -              -        1,564
Loss on curtailment of pension plan                         -         1,833                 -              -        1,833
Restructuring charge                                        -         1,980                 -              -        1,980
Equity in earnings (loss) of subsidiary                (6,508)            -                 -          6,508            -
                                                 --------------------------------------------------------------------------
      Earnings (loss) before income taxes              (6,508)       (9,169)              109          6,508       (9,060)
Income tax expense (benefit)                                -        (2,729)              177              -       (2,552)
                                                 --------------------------------------------------------------------------
      Net earnings (loss)                             $(6,508)    $  (6,440)         $    (68)     $   6,508    $  (6,508)
                                                 ==========================================================================

                                                   Falcon Products, Inc.
                                            Consolidating Statement of Earnings
                                       For the Thirty-Nine Weeks Ended August 3, 2002

In thousands                                          Parent        Total             Total
                                                      Company     Guarantor       Non-Guarantor  Eliminations    Total
                                                 -------------------------------------------------------------------------
Net sales                                             $     -     $ 193,258         $  21,382      $ (12,893)  $ 201,747
Cost of sales                                               -       147,265            19,805        (12,893)    154,177
                                                 -------------------------------------------------------------------------
     Gross Margin                                           -        45,993             1,577              -      47,570
Selling, general and administrative expenses                -        32,139             2,325              -      34,464
Restructuring charge                                        -           639                 -              -         639
Equity in earnings of subsidiary                         (477)            -                 -            477           -
Interest expense, net                                       -        12,763                98              -      12,861
Minority interest in consolidated subsidiary                -           (15)                -              -         (15)
                                                 -------------------------------------------------------------------------
      Earnings (loss) before income taxes                (477)          467              (846)           477        (379)
Income tax expense (benefit)                                -           279              (181)             -          98
                                                 -------------------------------------------------------------------------
      Net earnings (loss)                             $  (477)    $     188         $    (665)     $     477   $    (477)
                                                 =========================================================================



                                                   Falcon Products, Inc.
                                                Consolidating Balance Sheet
                                                    As of August 2, 2003

         In thousands                               Parent            Total              Total
                                                    Company         Guarantor        Non-Guarantor    Eliminations      Total
                                                 --------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                 $      -         $     554          $  1,023        $       -      $   1,577
         Accounts receivable                              -            28,829             2,148                -         30,977
         Inventories                                      -            58,749             5,688                -         64,437
         Prepayments and other current assets             -             9,443             1,202                -         10,645
                                                 --------------------------------------------------------------------------------
               Total current assets                       -            97,575            10,061                -        107,636
         Property, plant and equipment, net               -            26,727            11,688                -         38,415
         Investment in subsidiaries                  58,834                 -                 -          (58,834)             -
         Goodwill and other assets                        -           129,457               101                -        129,558
                                                 --------------------------------------------------------------------------------
Total assets                                       $ 58,834         $ 253,759          $ 21,850        $ (58,834)     $ 275,609
                                                 ================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                       $      -         $  36,076          $  5,235        $       -      $  41,311
         Long-term debt                                   -           163,599             1,509                -        165,108
         Other long-term liabilities                      -            13,067               275                -         13,342
         Intercompany payable (receivable)                -            (3,406)            3,406                -              -
                                                 -------------------------------------------------------------------------------
Total liabilities                                         -           209,336            10,425                -        219,761
Total stockholders' equity                           58,834            44,423            11,425          (58,834)        55,848
                                                 --------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $ 58,834         $ 253,759          $ 21,850        $ (58,834)     $ 275,609
                                                 ================================================================================

                                                        Falcon Products, Inc.
                                                     Consolidating Balance Sheet
                                                       As of November 2, 2002

         In thousands                               Parent             Total             Total
                                                    Company          Guarantor        Non-Guarantor    Eliminations      Total
                                                 ---------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                 $       -        $      378         $    1,268       $       -      $   1,646
         Accounts receivable                               -            29,695              3,247               -         32,942
         Inventories                                       -            49,276              7,841               -         57,117
         Prepayments and other current assets              -             8,236                805               -          9,041
                                                 ---------------------------------------------------------------------------------
               Total current assets                        -            87,585             13,161               -        100,746
         Property, plant and equipment, net                -            26,338             14,544               -         40,882
         Investment in subsidiaries                   61,000                 -                  -         (61,000)             -
         Goodwill and other assets                         -           131,949                  -               -        131,949
                                                 ---------------------------------------------------------------------------------
Total assets                                       $  61,000        $  245,872         $   27,705       $ (61,000)     $ 273,577
                                                 =================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                       $       -        $   56,263         $    5,524       $       -      $  61,787
         Long-term debt                                    -           133,834              1,392               -        135,226
         Other long-term liabilities                       -            15,394                170               -         15,564
         Intercompany payable (receivable)                 -            (9,126)             9,126               -              -
                                                 ---------------------------------------------------------------------------------
Total liabilities                                          -           196,365             16,212               -        212,577
Total stockholders' equity                            61,000            49,507             11,493         (61,000)        61,000
                                                 ---------------------------------------------------------------------------------
Total liabilities and stockholders' equity         $  61,000        $  245,872         $   27,705       $ (61,000)     $ 273,577
                                                 =================================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                          For the Thirty-Nine Weeks Ended August 2, 2003

           In thousands                                     Parent          Total               Total
                                                            Company       Guarantor         Non-Guarantor  Eliminations    Total
                                                         -------------------------------------------------------------------------
Cash used in operating activities                            $   -        $ (14,818)          $    (75)      $     -   $ (14,893)
                                                         -------------------------------------------------------------------------
Cash flows from investing activities
           Additions to property, plant and equipment,
            net                                                  -           (1,388)              (287)            -      (1,675)
           Cash received from (contributed to)
            subsidiary                                        (320)             320                  -             -           -
                                                         -------------------------------------------------------------------------
Cash used in investing activities                             (320)          (1,068)              (287)            -      (1,675)
                                                         -------------------------------------------------------------------------

Cash flows from financing activities
           Common stock issuances                              320                -                  -             -         320
           Deferred debt issuance costs                          -           (2,033)                 -             -      (2,033)
           Additions to long-term debt, net                      -           18,095                117             -      18,212
                                                         -------------------------------------------------------------------------
Cash provided by financing activities                          320           16,062                117             -      16,499
                                                         -------------------------------------------------------------------------
Net change in cash and cash equivalents                      $   -        $     176           $   (245)      $     -   $     (69)
                                                         =========================================================================


                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                          For the Thirty-Nine Weeks Ended August 3, 2002

           In thousands                                     Parent          Total             Total
                                                            Company       Guarantor       Non-Guarantor   Eliminations    Total
                                                          -------------------------------------------------------------------------
Cash provided by (used in) operating activities             $    -        $ (8,452)        $    2,536        $    -     $ (5,916)
                                                          -------------------------------------------------------------------------

Cash flows from investing activities
           Additions to property, plant and equipment,
            net                                                  -          (1,434)            (2,204)            -       (3,638)
           Cash received from (contributed to)
            subsidiary                                        (379)            379                  -             -            -
                                                          -------------------------------------------------------------------------
Cash used in investing activities                             (379)         (1,055)            (2,204)            -       (3,638)
                                                          -------------------------------------------------------------------------

Cash flows from financing activities
           Common stock issuances                              379               -                  -             -          379
           Additions to long-term debt, net                      -           9,585                793             -       10,378
                                                          -------------------------------------------------------------------------
Cash provided by financing activities                          379           9,585                793             -       10,757
                                                          -------------------------------------------------------------------------
Net change in cash and cash equivalents                     $    -        $     78         $    1,125        $    -     $  1,203
                                                          =========================================================================

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

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                               Thirteen                 Thirty-Nine
                                                                             Weeks Ended                Weeks Ended
                                                                      ------------------------     ------------------------
                                                                        Aug. 2,       Aug. 3,        Aug. 2,       Aug. 3,
                                                                         2003          2002           2003          2002
                                                                      ----------    ----------     ----------    ----------
Net sales                                                               100.0%        100.0%         100.0%        100.0%
Cost of sales, including restructuring charge                            79.2          76.6           77.6          76.4
                                                                      ----------    ----------     ----------    ----------
Gross margin                                                             20.8          23.4           22.4          23.6
Selling, general and administrative expenses                             18.0          15.9           17.5          17.1
Interest expense, net                                                     7.4           6.4            6.8           6.4
Minority interest in consolidated subsidiaries                           (0.1)           -              -             -
Loss on early extinguishment on debt                                      2.5            -             0.9            -
Loss on curtailment of pension plan                                       2.9            -             1.0            -
Restructuring charge                                                      3.2            -             1.1           0.3
                                                                      ----------    ----------     ----------    ----------
Earnings (loss) before income taxes                                     (13.1)          1.1           (4.9)         (0.2)
Income tax expense (benefit)                                             (4.1)          0.6           (1.4)           -
                                                                      ----------    ----------     ----------    ----------
Net earnings (loss)                                                      (9.0)%         0.5%          (3.5)%        (0.2)%
                                                                      ==========    ==========     ==========    ==========


Thirteen weeks ended August 2, 2003, compared to the thirteen weeks ended August 3, 2002

     The Company reported a net loss of $5.6 million in the third quarter of 2003 compared to net earnings of $0.3 million in the same period of 2002. Net earnings (loss) per diluted share were $(0.62) and $0.04 in the third quarter of 2003 and 2002, respectively. The results for the third quarter of 2003 include charges for the write-down of assets at the Zacatecas, Mexico facility of $4.3 million, the write-off of deferred debt issuance costs of $1.6 million and the curtailment of a pension plan of $1.8 million. Weighted average shares outstanding were 9.1 million and 8.9 million shares in the third quarter of 2003 and 2002, respectively.

     During the third quarter of 2003, the Company recorded a non-cash pre-tax charge of $4.3 million or $3.0 million after-tax, to write-down the assets of the Company's Zacatecas, Mexico manufacturing facility to its anticipated net realizable value in connection with the Company's decision to dispose of the facility. The total charge of $4.3 million included a write-down of inventory of $2.3 million, which is included in the Consolidated Statements of Earnings as a component of cost of sales, including restructuring charge. The Company currently has a signed letter of intent to sell the assets and transfer the operations of this facility to a third party. The Company expects the sale to be completed by the end of December 2003, although there are no assurances that the sale will be completed. If the current proposed sale is completed, the Company does not expect to incur any significant future cash costs associated with the disposal of this facility. However, if the Company does not successfully sell the facility, it may incur future cash costs associated with the closure of the facility.

      Net sales for the third quarter of 2003 were $62.3 million, a decrease of 12.0% from the third quarter of 2002 net sales of $70.8 million. The Company's sales declined in the hospitality and contract office markets due to soft market conditions. In addition, sales in the food service market decreased as a result of the successful completion of the Boston Market remodeling program in the first quarter of 2003. Excluding the impact from Boston Market, the Company's sales to the food service market showed solid growth. The decrease in the hospitality market was a reflection of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments.

     Cost of sales, including restructuring charge, was $49.3 million in the third quarter of 2003, a decrease of 9.1% from $54.3 million in the third quarter of 2002. Gross margin decreased to $13.0 million for the third quarter of 2003, from $16.6 million in the same quarter of 2002. The decrease in gross margin is a result of the restructuring charge of $2.3 million and a decline in sales. Gross margin as a percentage of net sales decreased to 20.8% in 2003, from 23.4% in 2002. Gross margin as a percentage of net sales was negatively impacted by 3.7% related to the restructuring charge record in the third quarter of 2003. The Company's cost reduction measures and other factors improved gross margin as a percentage of net sales by 1.1%.

     Selling, general and administrative expenses were $11.2 million in the third quarter of 2003, compared to $11.3 million in the third quarter of 2002. The lower selling, general and administrative expenses is due to the lower level of sales. Selling, general and administrative expenses as a percentage of net sales were 18.0% for the third quarter of 2003, compared to 15.9% for the third quarter of 2002. The higher expense rate is a result of the decline in sales and the resulting impact from fixed expense items.

     In connection with the refinancing of its senior credit facility, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $1.6 million.

     During the third quarter of 2003, the Company notified its employees, who are participants in the Falcon Products, Inc. Retirement Plan (the "Plan") that no pension benefits will be earned for service on or after August 1, 2003. As a result of this action, the Company recorded a $1.8 million pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     The Company recorded an income tax benefit of $2.6 million in the third quarter of 2003, compared with a $0.4 million income tax expense in the third quarter of 2002. The effective tax rate differs from the statutory tax rate due to non-deductible permanent tax items and state, local and foreign taxes.

Thirty-nine weeks ended August 2, 2003, compared to the thirty-nine weeks ended August 3, 2002

     The Company reported a net loss of $6.5 million and $0.5 million in the first nine months of 2003 and 2002, respectively. Net loss per diluted share was $(0.72) and $(0.05) in the first thirty-nine weeks of 2003 and 2002, respectively. The results for the first nine months of 2003 include charges for the write-down of assets at the Zacatecas, Mexico facility of $4.3 million, the write-off of deferred debt issuance costs of $1.6 million and the curtailment of a pension plan of $1.8 million. Weighted average shares outstanding were 9.1 million and 8.9 million shares in the nine months of 2003 and 2002, respectively.

     During the first quarter of 2002, the Company recorded a pre-tax charge of $0.6 million, $0.4 million after-tax, for special and nonrecurring items. This charge is a result of the Company executing its strategic initiative to close its Statesville, North Carolina facility and transfer production into the Company's other plants.

     During the third quarter of 2003, the Company recorded a non-cash pre-tax charge of $4.3 million or $3.0 million after-tax, to write-down the assets of the Company's Zacatecas, Mexico manufacturing facility to its anticipated net realizable value in connection with the Company's decision to dispose of the facility. The total charge of $4.3 million included a write-down of inventory of $2.3 million, which is included in the Consolidated Statements of Earnings as a component of cost of sales, including restructuring charge. The Company currently has a signed letter of intent to sell the assets and transfer the operations of this facility to a third party. The Company expects the sale to be completed by the end of December 2003, although there are no assurances that the sale will be completed. If the current proposed sale is completed, the Company does not expect to incur any significant future cash costs associated with the disposal of this facility. However, if the Company does not successfully sell the facility, it may incur future cash costs associated with the closure of the facility.

     Net sales for the nine months of 2003 were $186.2 million, a decrease of 7.7% from the nine months of 2002 net sales of $201.7 million. The decrease is a result of decreases in both the hospitality and food service markets partially offset by an increase in the contract office market. All of the Company's markets were impacted by the soft United States economy. Sales in the food service market decreased as a result of the successful completion of the Boston Market remodeling program in the first quarter of 2003. Excluding the impact from Boston Market, the Company's sales to the food service market increased during the period. The decrease in the hospitality market was a reflection of the continuation of the soft hospitality market, which has led to a decline in new construction and a deferral of hotel refurbishments.

     Cost of sales, including restructuring charge, was $144.5 million in the first nine months of 2003, a decrease of 6.3% from $154.2 million in the first nine months of 2002. Gross margin decreased to $41.7 million for the first nine months of 2003, from $47.6 million in the first nine months of 2002. The decrease in gross margin is due to the decline in sales, the restructuring charge of $2.3 million recorded in the third quarter of 2003, and pricing pressures, primarily in the hospitality market. Gross margin as a percentage of net sales was 22.4% and 23.6% in the first nine months of 2003 and 2002, respectively. Gross margin as a percentage of net sales was negatively impacted by 1.2% related to the restructuring charge recorded in the first nine months of 2003. The Company's cost reduction activities offset any decline in gross margin as a percentage of net sales due to the lower sales volume and other factors.

     Selling, general and administrative expenses were $32.6 million in the first nine months of 2003, compared to $34.5 million in the first nine months of 2002. The reduction of selling, general and administrative expenses was a result of cost reduction activities and lower variable selling costs due to lower sales. Selling, general and administrative expenses as a percentage of net sales were 17.5% for the first nine months of 2003, compared to 17.1% for the first nine months of 2002.

     In connection with the refinancing of its senior credit facility, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $1.6 million.

     During the third quarter of 2003, the Company notified its employees, who are participants in the Falcon Products, Inc. Retirement Plan (the "Plan") that no pension benefits will be earned for service on or after August 1, 2003. As a result of this action, the Company recorded a $1.8 million pension curtailment loss to record previously unrecognized prior service costs in accordance with SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits."

     The Company recorded an income tax benefit of $2.6 million in the first nine months of 2003, compared with a $0.1 million income tax expense in the first nine months of 2002. The effective tax rate differs from the statutory tax rate due to non-deductible permanent tax items and state, local and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital at August 2, 2003 was $66.3 million compared with $39.0 million at November 2, 2002. The Company's ratio of current assets to current liabilities was 2.6 to 1.0 at August 2, 2003 and
1.6 to 1.0 at November 2, 2002.

     Cash used in operating activities was $14.9 million and $5.9 million in the first nine months of 2003 and 2002, respectively. The cash used in the first nine months of 2003 was mainly for the purchase of inventory, the payment of interest, and the timing of accounts payable, partially offset by an income tax refund. Inventories were $64.4 million at August 2, 2003, compared with $57.1 million at November 2, 2002, a 12.8% increase. The increase in inventory is primarily a result of inventories being at their lowest level at year-end due to the timing of the business cycle and seasonal purchases of raw lumber and chair frames. During the first nine months of 2003 and 2002, the Company incurred $1.7 million and $3.6 million, respectively, for capital expenditures. Cash provided by financing activities was $16.5 million and $10.8 million in the first nine months of 2003 and 2002, respectively.

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

     The new credit facility is secured by substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of all of the stock of the Company's domestic subsidiaries and a pledge of 65% of the stock of the following foreign subsidiaries of the Company: Howe a/s, Falcon Mimon a/s, Falcon de Juarez S.A. de C.V. and Falcon China Limited.

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

     At August 2, 2003, the Company had $23.2 million outstanding under the revolving line of credit. In addition, approximately $4.7 million of the total commitment under the revolving line of credit was used to support outstanding standby letters of credit.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends and capital expenditures and the maintenance of specific financial ratios, including minimum levels of Adjusted EBITDA, as defined in the agreement.

     As of August 2, 2003, the Company was in compliance with its debt covenants under its credit agreements. Based on the Company's anticipated improvement in its operating results, the Company expects to remain in compliance with its credit agreements absent any material trend adversely affecting the U.S. economy. However, the Company's expectations of future operating results and continued compliance with the Company's credit agreements cannot be assured.

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

                                                   Thirteen Weeks Ended            Thirty-Nine Weeks Ended
                                               ----------------------------      -----------------------------
                                                 August 2,       August 3,          August 2,       August 3,
In thousands                                       2003            2002               2003            2002
                                               ------------    ------------      -------------    ------------
Earnings (loss) before income taxes              $ (8,135)       $    773          $  (9,060)        $   (379)
Interest expense, net                               4,607           4,532             12,738           12,861
Depreciation and amortization expense               2,147           1,942              6,184            5,850
                                               ------------    ------------      -------------    -------------
EBITDA                                           $ (1,381)       $  7,247          $   9,862         $ 18,332
Restructuring charge                                4,265              -               4,265              639
Loss on early extinguishment of debt                1,564              -               1,564               -
Loss on curtailment of pension plan                 1,833              -               1,833               -
                                               ------------    ------------      -------------    -------------
Adjusted EBITDA                                  $  6,281        $  7,247          $  17,524         $ 18,971
                                               ============    ============      =============    =============


Item 3. - Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

     The Company is exposed to market risk from changes in interest rates and foreign exchange rates. The Company's net exposure to interest rate risk consists of floating-rate instruments based on LIBOR.

Item 4. - Controls and Procedures
          -----------------------

     As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the chief executive officer and chief financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report. There was no change in the Company's internal controls over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

          None.

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a)  Exhibits

               31.1     Certification of Chief Executive Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act.

               31.2     Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act.

               32.1     Certification of Chief Executive Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act.

               32.2     Certification of Chief Financial Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act.

          (b) Reports on Form 8-K

              September 4, 2003 - Press release issued by Falcon Products, Inc. on September 3, 2003

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FALCON PRODUCTS, INC.

Date: September 16, 2003                     /s/ Franklin A. Jacobs
                                             ----------------------
                                             Franklin A. Jacobs
                                             Chief Executive Officer
                                             and Chairman of the Board

Date: September 16, 2003                     /s/ Michael J. Dreller
                                             ----------------------
                                             Michael J. Dreller
                                             Vice President and
                                             Chief Financial Officer