Form 10-K
period 2003-11-01
FALCON PRODUCTS INC /DE/
filed 2004-02-13
CIK 34339

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                              ----------------

                                  FORM 10-K

(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE FISCAL YEAR ENDED NOVEMBER 1, 2003

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

          9387 DIELMAN INDUSTRIAL DRIVE, ST. LOUIS, MISSOURI 63132
                  (Address of principal executive offices)

     Registrant's telephone number, including area code: (314) 991-9200

         Securities registered pursuant to Section 12(b) of the Act:

                                                  Name of each exchange
            Title of each class                    on which registered
            -------------------                    -------------------
  Common Stock, par value $0.02 per share        New York Stock Exchange

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item
     405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: /X/

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act): Yes / / No /X/.

The aggregate market value of the shares of Common Stock held by non-affiliates of the Registrant on May 3, 2003, which is the last business day of the registrant's most recently completed second fiscal quarter, was $28.1 million based upon the closing stock price as reported on the New York Stock Exchange on such date.

As of January 14, 2004, the Registrant had 9,089,512 shares of Common Stock outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended November 1, 2003 are incorporated herein by reference into Parts I, II and IV of this Report.

Portions of the Registrant's Proxy Statement for the 2004 Annual Meeting of
     Stockholders to be held April 5, 2004 are incorporated herein by reference into Part III of this Report.

                              TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----

PART I
------

               ITEM 1.    Business....................................     3
               ITEM 2.    Properties..................................     8
               ITEM 3.    Legal Proceedings...........................     8
               ITEM 4.    Submission of Matters to a Vote of Security
                          Holders.....................................     8

PART II
-------

               ITEM 5.    Market for the Registrant's Common Equity
                          and Related Stockholder Matters.............     9
               ITEM 6.    Selected Financial Data.....................    10
               ITEM 7.    Management's Discussion and Analysis of
                          Financial Condition and Results of
                          Operations..................................    10
               ITEM 7A.   Quantitative and Qualitative Disclosures
                          About Market Risk...........................    10
               ITEM 8. Financial Statements and Supplementary Data. 10 Changes in and Disagreements with
               ITEM 9.    Accountants on Accounting and Financial
                          Disclosure..................................    11
               ITEM 9A.   Controls and Procedures.....................    11

PART III
--------

               ITEM 10.   Directors and Executive Officers of the
                          Registrant..................................    12
               ITEM 11.   Executive Compensation......................    12
               ITEM 12.   Security Ownership of Certain Beneficial
               ITEM 13.   Owners......................................    12
                          Certain Relationships and Related
                          Transactions................................    12
               ITEM 14.   Principal Accounting Fees and Services......    13

PART IV
-------

               ITEM 15.   Exhibits, Financial Statements, Schedules
                          and Reports on Form 8-K.....................    13

SIGNATURES                ............................................    20
----------

EXHIBIT INDEX             ............................................    21
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

     The Company's executive office is located at 9387 Dielman Industrial Drive, St. Louis, Missouri 63132. The Company, a Delaware corporation, was incorporated in the State of Delaware in 1974, succeeding a business, which had commenced operations in 1957.

     For financial information on the Company, please see certain
Consolidated Financial Statements and accompanying notes located in the Registrant's Annual Report for the fiscal year ended November 1, 2003 (the "2003 Annual Report") that is incorporated herein by reference and contained herein as Exhibit 13.

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

     Metal. Metal stacking chairs are available in a wide variety of
     ------
styles and are used primarily in multi-use function rooms, where it is necessary to store chairs for events such as training courses and banquets. Metal chairs may be upholstered in one of our standard catalog vinyls or fabrics or in customer-furnished or customer-specified materials and may be plated or powder coat painted in a standard catalog finish or in a customer-designated custom finish.

     Wood and Rattan. Wood chairs are manufactured in hardwoods, such as
     ----------------
maple, oak and beech, and are available in a wide variety of finishes, upholstered fabric and vinyl coverings. Products are made of solid wood or a combination of woods, and many are constructed with bentwood components, which provide extended durability. Wood chair products are finished on conveyorized lines, which incorporate forced drying cycles. Wood chairs are finished with one of our standard colors or the customer may specify or supply its choice of finish material. Sealer coats and final conversion varnish coats are applied to our wood chairs by means of electrostatic finishing systems, which ensure uniform application, resulting in a durable chip-resistant finish. To fully complement our seating line, the Company markets a collection of wicker and rattan seating products.

     Banquet and Conference Tables. The Company designs and manufactures
     ------------------------------
banquet and conference tables, which along with our metal stacking chairs, are used primarily in multi-use function rooms. The tables are constructed from the table tops and bases that the Company manufactures as separate components and then either assembled for sale as a complete table unit or sold to other furniture manufacturers as separate components for their assembly operations. The Company markets banquet and conference tables under the Falcon, King Arthur, Johnson Tables and Howe brand names.

     Table Tops. The Company manufactures table tops in a number of
     -----------
standard sizes and shapes and in a variety of finishes, including wood veneers, fiberglass, high-pressure laminate patterns and solid wood. Edge treatments for the table tops are available in vinyl, laminate, wood or metal. Wood edge, veneer and butcher block tops are stained with one of the standard color finishes and sealed and sprayed with a durable catalyzed top coat. The Company also has the capability of manufacturing custom table tops in a wide variety of customer-specified sizes, shapes and finishes. The Company typically sells table tops with a base the Company produces separately. Table tops are marketed under the Falcon, Howe, Johnson Tables and Shelby Williams brand names.

     Table Bases. Table bases are produced in a variety of sizes, styles
     ------------
and finishes and are used by restaurants, hotels, offices, cafeterias, hospitals, airports, universities, country clubs and other commercial locations where food is served. More than 35 styles of table bases are finished to order in one of the standard catalog powder coat paint finishes or designer plated finishes and also may be painted to match a customer's custom finish requirements. The Company markets table bases under the Falcon, Howe, Johnson Tables and Shelby Williams brand names.

     Booths. Booths are available in standard catalog styles or
     -------
customer-specified styles, some of which are suitable for outdoor applications. The Company manufactures booths in wood, metal or fiberglass, and our booths may be upholstered in one of the standard catalog vinyls or fabrics or in customer-designated or supplied coverings. Exposed wood is color matched to customer specifications and top coated with the same durable catalyzed finish used on our table tops and other wood products. The Company markets booths under the Falcon, Decor Concepts and Shelby Williams brand names.

     Casegoods. The combination of the broad line of furniture products
     ----------
and vertical manufacturing capabilities enables the Company to offer a complete commercial interior decor package to its customers with significant design flexibility and short lead times. The Company integrates certain of its products into complete interior decor systems, including all furniture, booths, walls, wood trim and casegood components. These casegood components include such products as counters, bars, divider walls, planter units, salad bars and stands, which the Company produces in a variety of high-pressure laminates. The Company then delivers these products to the customer site and installs them using the Company's own employees or Company-trained subcontractors. The Company markets these products under the Falcon and Decor Concepts brand names.

     Other Products. The Company also manufactures portable dance floors
     ---------------
and platforms, as well as a full range of vinyl wall coverings. The Company markets these products under the Sellers & Josephson and King Arthur brand names.

MARKETING AND DISTRIBUTION

     Domestic Sales of Furniture Products. The Company sells its furniture
     -------------------------------------
products throughout the United States to a wide variety of customers, including restaurant supply dealers, hospitality and food service chains or their buying agencies, interior designers, architectural design firms, office furniture dealers, mass merchandisers, original equipment manufacturers ("OEMs") and chain restaurants. These products are marketed through a combination of direct factory sales representatives employed by the Company and independent manufacturer's representatives organizations. Most sales representatives are assigned to geographical territories. The efforts of these factory and independent sales representatives are directed by the Company's Vice President-Sales and Marketing, the Company's other vice presidents who focus on individual markets and the Company's regional sales managers.

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

The Company assists its representatives in various ways, including:

     - Conducting extensive training programs to better educate its sales representatives with respect to the design, manufacture, variety and decor applications of its products.

     - Providing restaurant supply and office furniture dealers, mass merchandisers, architectural designers, OEMs and other customers with catalog materials, samples and brochures.

     - Maintaining a customer service department that ensures that it promptly responds to the needs and orders of its customers.

     - Exhibiting its products at national and regional furniture shows and at five showrooms throughout the United States.

     - Maintaining regular contact with key customers.

     - Conducting ongoing surveys to determine customer satisfaction.

     Alliance Program. The Company's office and other furniture products are
     -----------------
also marketed through the Company's Alliance Program, a network of over 65 independent office furniture dealers. Alliance Program dealers distribute the Company's furniture products to a wide variety of commercial users and office furniture retailers and provide the Company with access to incremental sales opportunities. The Company utilizes its direct factory sales force and independent sales representatives, under the supervision of the Company's Vice President - Contract, to call upon existing and prospective Alliance Program dealers.

    International Sales. The Company's products are marketed throughout
    --------------------
Europe through distribution agreements with a number of European distributors. The Company's Howe A/S subsidiary located in Middelfart, Denmark ("Howe Europe") markets, assembles and distributes tables and chairs to the European contract office market for training, conferencing, meeting and executive dining applications. The Company's Falcon Mimon, a.s., subsidiary located in Mimon, Czech Republic ("Falcon Mimon") also markets wood chair frames directly. The manufacturing capabilities of Falcon Mimon, Howe Europe and the distribution network allow the Company to take advantage of opportunities in Europe.

     Distribution of the Company's products in Asia and the Pacific Rim is achieved through distribution arrangements in Japan, Hong Kong and South Korea. The Company's Falcon Products (Shenzhen) Limited subsidiary located in Shenzhen, the People's Republic of China ("Falcon China") markets tables, seating products and millwork to support customers throughout the Asia Pacific region. Dedicated customer service personnel support the Company's international sales efforts. During 2003, 2002 and 2001, foreign operations and export sales were $17.8 million, $17.4 million and $22.4 million, respectively. Of these amounts, $10.8 million, $11.8 million and $9.3 million of sales in 2003, 2002 and 2001, respectively, were made directly from the Company's Falcon Mimon, Howe Europe, Falcon China and Falcon de Juarez locations.

     National Accounts. The Company's National Accounts program targets the
     ------------------
major restaurant chains. The Company maintains a separate National Accounts sales force consisting of both employee sales representatives and independent sales representatives that are directed by the Company's Vice President-National Accounts and regional sales managers. The Company believes that its vertically integrated manufacturing capabilities allow it to better serve these customers than most of its competitors and that its design, installation and service capabilities are particularly suited for many of these customers. The National Accounts sales force develops original design concepts, including seating layouts and product specifications for each customer based on the customer's requirements. The Company's National Accounts sales force is supported by its own customer service team, quotation and design staff and product engineers.

PRODUCT DESIGN AND DEVELOPMENT

     The Company's design and engineering group works with sales and marketing personnel in support of the Company's complete decor systems for its National Accounts program. The Company's engineering staff utilizes the Company's computer-aided design system to provide layout and configuration advice to customers who are integrating the Company's furniture products into their facilities and to design casegoods and other components. The design and engineering group also assists the Company's product design engineers in the development of new products.

     The Company's Product Development team, which is comprised of sales, marketing, purchasing and engineering personnel, strives to produce customer satisfaction and competitively priced products by constantly improving the Company's product lines. The Product Development team has responsibility for new product introductions and also identifies market trends and initiates product development to accommodate those trends. The Company has full-time product design engineers who report to the Product Development team and are responsible for the design of new products. On occasion, product designs are also purchased from outside sources to supplement the Company's internal design capabilities.

MANUFACTURING

     Company's manufacturing operations primarily consist of wood bending, woodworking, assembly, metal forming, bending and fabrication, electrostatic wood and metal finishing, robotic welding and upholstering, in addition to printing and laminating vinyl wall coverings. For certain chair styles, the Company purchases components manufactured by other companies. These components, which are manufactured to the Company's specification, are assembled, finished and upholstered by the Company. For all other products, the Company is a vertically integrated manufacturer, which allows it to control all aspects of its production processes. The Company has a fully operational information system at all of its manufacturing facilities. These systems perform detailed and timely cost analysis of production by product and facility, which assists in controlling the Company's manufacturing processes and in better serving the Company's customers.

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

     The Company's manufacturing facilities are strategically located throughout the United States and internationally to meet the requirements of its customers and its distribution network. The Company's products are manufactured at its facilities in the United States in Newport and Morristown, Tennessee, Belmont, Mississippi, and Englewood and Carlstadt, New Jersey, and internationally in Mimon, Czech Republic, Juarez, Mexico, Shenzhen, the People's Republic of China and Middelfart, Denmark.

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

SEASONALITY

     Our sales are somewhat seasonal in nature. Fewer orders are placed and less manufacturing activity occurs during the November through January period.

BACKLOG

     As of November 1, 2003, the Company's backlog of orders for its products believed to be firm was approximately $36.3 million, as compared to $44.8 million at November 2, 2002. Due to the Company's short delivery time, backlog of orders is typically not considered a significant measure of future sales.

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

EMPLOYEES

     As of November 1, 2003, the Company employed approximately 1,980 persons in its five domestic manufacturing facilities and support locations, 140 in its manufacturing facility in Mexico, 80 in China, 30 in Denmark and 340 in its manufacturing facility in Mimon, Czech Republic. Approximately 230 persons were employed in sales, 100 persons in administration and 2,240 in manufacturing.

TRADEMARKS AND PATENTS

     The Company has registered the "FALCON"(R), "CHARLOTTE"(R), "HOWE"(R), "JOHNSON TABLES"(R), "SHELBY WILLIAMS"(R), "KING ARTHUR"(R), "THONET"(R), "EPIC"(R) and "SELLERS & JOSEPHSON"(R) trademarks, in addition to numerous other trademarks, with the United States Patent and Trademark Office. Management believes that the Company's trademark position is adequately protected in all markets in which the Company does business. The Company has received mechanical patents on certain of its furniture mechanisms and components. The Company believes that while its patents and trademarks have value, it is not dependent upon patents, trademarks, service marks or copyrights.

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

     In February 1997, the King Arthur division of Shelby Williams Industries, Inc. received a complaint, addressed to King Arthur, Inc., in a case pending in the Superior Court of New Jersey, Camden County, Law Division, entitled Pennsauken Solid Waste Management Authority, et al., vs. Ward Sand & Material Co., Inc. and a large number of other defendants. The complaint, which identifies King Arthur, Inc. as one of the defendants, alleges, among other things, that during the operation of a landfill from the 1960s to 1984, the defendants improperly generated, transported and/or disposed of certain hazardous waste material and that defendants are jointly and severally liable to plaintiffs for all costs and damages incurred by plaintiffs for remediation of the landfill and any surrounding areas which are found to be contaminated. The complaint does not specify any dollar amount of damages. Shelby Williams Industries, Inc. acquired certain assets of King Arthur, Inc. in 1986. The Company believes, based on its present knowledge, that the Company has valid defenses to the allegations in the complaint and that its liability, if any, is not material. The Company has put its insurers on notice of the complaint.

AVAILABILITY OF SEC FILINGS AND CORPORATE GOVERNANCE DOCUMENTS ON INTERNET WEB SITE

     The Company maintains an Internet web site at www.thefalconcompanies.com. The Company makes available free of charge under the section "Financial Information" of its web site its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission. Also, the Company's Audit Committee Charter, Compensation and Nominating/Governance Committee Charter, Governance Committee Charter and Code of Business Conduct are available under the section "Financial Information" on the Company's web site. The Company's corporate governance documents are available in print to any shareholder who requests them.

ITEM 2.  PROPERTIES.

    The following table provides information with respect to each of the Company's manufacturing facilities:

                                    BUILDING AREA
           LOCATION                 (SQUARE FEET)             PRODUCTS               LEASE/OWNERSHIP TERMS
--------------------------------    -------------   ---------------------------   -------------------------------
Domestic
St. Louis, Missouri                     60,000      Principal executive offices   Leased, expiring in July 2015.

Morristown, Tennessee                  744,000      Wood chairs, metal chairs,    Owned.
                                                    upholstered seating and
                                                    rattan/wicker products

Canton, Mississippi*                   406,000      Wood chairs and upholstered   Approximately 238,100 square
                                                    seating                       feet owned and 167,900 square
                                                                                  feet leased under certain
                                                                                  leases expiring from January
                                                                                  2009 through May 2010.

Newport, Tennessee                     425,800      Table bases, table tops,      Leased, expiring in June
                                                    millwork, casegoods and       2012 with two five-year
                                                    booths                        renewal options.

Belmont, Mississippi                   227,000      Metal chairs, banquet         Owned 227,000 square feet in
                                                    tables and dance floors       four contiguous buildings.

Englewood, New Jersey                   68,000      Wall coverings                Leased, expiring December 2004,
                                                                                  with a 10 year renewal option.

Carlstadt, New Jersey                   35,000      Wall coverings                Leased, expiring April 2014.

Azusa, California                       34,000      Fiberglass booths             Leased, expiring in October 2004.

Foreign
Mimon, Czech Republic                  700,000      Wood chairs                   Owned.

Juarez, Mexico                          51,000      Iron castings for table       Owned.
                                                    bases

Shenzhen, the People's Republic         15,000      Table tops and millwork       Leased, month-to-month.
of China

Middelfart, Denmark                     34,000      Tables and chairs             Owned.

     * The Company has announced it will close the Canton, Mississippi manufacturing facility and transfer production into the Company's other manufacturing facilities by the end of February 2004.

     Management of the Company believes that its manufacturing and warehousing facilities are in good condition, are adequately insured and are adequate for the purposes for which they are currently used. The capacity of the Company's current facilities is considered to be adequate to meet current needs and anticipated increases in sales volume for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is subject to legal proceedings and other claims arising in the ordinary course of its business. The Company maintains insurance coverage against potential claims in an amount, which it believes to be adequate. With the exception of the litigation described in Item 1, "Business - Governmental Regulations and Environmental Matters," located on page 7 of this report, there are no material pending legal proceedings, other than routine litigation incidental to the business, to which the Company is a party or of which any of the Company's property is the subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of stockholders during the last quarter of the Company's fiscal year ended November 1, 2003.

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

     (a) Principal Market.
         -----------------

     The Company's common stock, par value $0.02 per share, is listed on the New York Stock Exchange under the symbol FCP.

     (b) Stock Price and Dividend Information.
         -------------------------------------

     The following table sets forth the high and low closing sales prices per share for the Company's common stock and dividends paid per share for the periods indicated.

                                        MARKET PRICE
                                   -----------------------      DIVIDENDS
                                     HIGH            LOW        PER SHARE
                                   --------       --------     -----------

     Year ended November 1, 2003:
          First Quarter            $  4.61        $  3.88         $  _
          Second Quarter              4.70           4.20            _
          Third Quarter               4.41           3.84            _
          Fourth Quarter              6.12           4.19            _

     Year ended November 2, 2002:
          First Quarter            $  7.10        $  5.29         $  _
          Second Quarter              6.65           5.80            _
          Third Quarter               6.50           4.00            _
          Fourth Quarter              4.60           3.70            _

     The Company's common stock closing sales price on January 14, 2004 was $4.00.

     Under the terms of the Company's Senior Secured Credit Facility and the Indenture, as amended, pursuant to which the Company's 11-3/8% Senior Subordinated Notes due June 15, 2009, Series B, have been issued (the "Indenture"), the Company must comply with certain covenants including, but not limited to, those related to the payment of dividends and the maintenance of specific ratios. Accordingly, the payment of future dividends will be subject to the Company's compliance with these covenants and, assuming such compliance, will be at the discretion of the Board of Directors.

     (c) Approximate Number of Holders of Common Stock.
         ----------------------------------------------

     The approximate number of holders of record of the Company's common stock as of January 14, 2004 was 672.

     (d) Recent Sales of Unregistered Securities.
         ----------------------------------------

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

     EQUITY COMPENSATION PLAN - The following table sets forth information as of November 1, 2003 with respect to equity compensation plans in which securities of the Registrant are authorized for issuance.

                                    Number of securities to        Weighted average            Number of securities remaining
                                    be issued upon exercise        exercise price of        available for future issuance under
                                    of outstanding options,      outstanding options,       equity compensation plans (excluding
                                      warrants and rights         warrants and rights       securities reflected in Column (A))
Plan Category                                 (A)                         (B)                               (C)
-------------                      --------------------------    ----------------------    ---------------------------------------
Equity compensation plans
approved by security holders                       1,423,940                   $ 10.20                       -

Equity compensation plans not
approved by security holders(1)                      710,500                   $  5.00                       -
                                   --------------------------    ----------------------    ---------------------------------------

Total                                              2,134,440                   $  8.47                       -
                                   ==========================    ======================    =======================================

    (1) Options issued under the Falcon Products, Inc. Supplemental Non-Qualified Stock Option Plan. Pursuant to the Supplemental Non-Qualified Stock Option Plan, the Company has granted the option to purchase up to 710,500 shares of the Company's common stock, $0.02 par value. Under the Supplemental Non-Qualified Stock Option Plan, the option to purchase shares becomes exercisable by its holder in five equal annual installments, starting with the first anniversary date of the grant of the option. Please see Note 6 to the Consolidated Financial Statements in the 2003 Annual Report that are incorporated by reference and contained herein as Exhibit 13 for additional information.

ITEM 6.   SELECTED FINANCIAL DATA.

     The selected financial data contained in the 2003 Annual Report is incorporated herein by reference and contained herein as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2003
Annual Report is incorporated herein by reference and contained herein as
Exhibit 13.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information contained in the 2003 Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain Consolidated Financial Statements and accompanying notes in the 2003 Annual Report are incorporated herein by reference and contained herein as Exhibit 13.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements together with the notes thereto and the report of independent public auditors (as set forth in Part IV, Item 14 (a) (1)) in the 2003 Annual Report are incorporated herein by reference. The financial data contained under the caption "Quarterly Financial Information" in the 2003 Annual Report is also incorporated herein by reference and contained herein as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On July 24, 2002, the Board of Directors of the Registrant, based on the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Andersen") as the Registrant's independent public accountants and engaged Ernst & Young ("Ernst & Young") to serve as the Registrant's independent public accountant for the fiscal year ended November 2, 2002. Andersen audited the Registrant's financial statements for fiscal year 2001 and had been the Registrant's independent public accountants since 1984.

     Andersen's report on the Registrant's consolidated financial statements as of and for the fiscal year ended November 3, 2001 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     During the fiscal year ended November 3, 2001 and during the subsequent interim periods preceding the engagement of Ernst & Young, there were no disagreements with Andersen on any matter of accounting principle or practice, financial statement disclosure or auditing scope or procedure which, if not resolved to Andersen's satisfaction, would have caused it to make reference to the subject matter in connection with its report on the Company's consolidated financial statements for such years, and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

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

     During the fiscal year ended November 3, 2001 and the subsequent interim periods preceding the engagement of Ernst & Young, the Registrant had not consulted with Ernst & Young regarding any matter or events set forth in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A.   CONTROLS AND PROCEDURES.

     (a) Evaluation of Disclosure Controls and Procedures.
         -------------------------------------------------

     An evaluation as of the end of the period covered by this annual report was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (Acting Chief Financial Officer), of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (acting Chief Financial Officer) concluded that the Company's disclosure controls and procedures were effective.

     Prior to and during this evaluation, certain deficiencies in internal controls existed related to accounting for inventory. These deficiencies include inconsistent application of accounting policies and related controls among the plants, insufficient review of inventory accounts by the plants and limited information system resources in valuing inventory, all of which relate primarily to the decentralized nature of the accounting for inventory. In order to improve inventory controls, the Company will perform a physical inventory of finished goods and work in process on a quarterly basis, improve the cycle counting procedures, increase corporate oversight of the controls and procedures over inventory and has hired experienced inventory personnel. Management, including the Chairman and Chief Executive Officer and the President and Chief Operating Officer (acting Chief Financial Officer), believe the results of the corrective actions initiated by the Company will be effective in addressing the deficiencies in internal controls over inventory.

     (b) Changes in Internal Control Over Financial Reporting.
         -----------------------------------------------------

     The Company's management, including the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (acting Chief Financial Officer), has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the Company's fourth quarter of its 2003 fiscal year that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting, including corrective actions with regards to the deficiencies noted above.

                                  PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the caption "INFORMATION ABOUT THE NOMINEES" in the Registrant's Proxy Statement for the 2004 Annual Meeting of Stockholders to be held March 10, 2004 (the "Proxy Statement") is incorporated herein by reference.

     As of January 14, 2004, the Executive Officers of the Company are:

       NAME                                     POSITION                               AGE
------------------   --------------------------------------------------------------   -----
Franklin A. Jacobs   Chairman of the Board and Chief Executive Officer since           71
                     1971; President from 1957 to May 1981 and again from
                     January 1984 to December 1995.

David L. Morley      President and Chief Operating Officer since December 2000;        47
                     prior to joining the Company, Senior Vice President of
                     Monsanto Company from 1998 to 2000; President - Nutrition
                     and Consumer Products Company of Monsanto Company from
                     1997 to 1998.

Stephen E. Cohen     Vice President - Sales and Marketing since August 1998;           35
                     Vice President - Sales from November 1996 to August 1998.

Michael J. Dreller   Vice President-Finance and Chief Financial Officer, Secretary     41
(1)                  and Treasurer since January 1996.

Stewart H. Long      Vice President-Operations since November 2003; prior to           46
                     joining the Company, General Manager of flexcel of
                     Kimball International from 2001 to 2003; Executive
                     Vice-President of Loewenstein, Inc. from 1998 to 2001.

(1) Michael J. Dreller resigned as of January 16, 2004 from the offices he held in the Company of Vice President-Finance and Chief Financial Officer, Secretary and Treasurer.

Each officer is elected annually by the Board of Directors.

     The information regarding the Audit Committee and Audit Committee financial expert is contained under the captions "INFORMATION CONCERNING BOARD OF DIRECTORS" in the Proxy Statement and is incorporated herein by reference.

     The Company has adopted a Code of Business Conduct; has posted such Code of Business Conduct on its Internet web site; and has included the Code of Business Conduct as part of this filing as Exhibit 14. The Company's Code of Business Conduct may be accessed at www.thefalconcompanies.com under the section "Financial Information."

ITEM 11.   EXECUTIVE COMPENSATION.

     The information contained under the captions "COMPENSATION OF DIRECTORS," "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION," "EXECUTIVE COMPENSATION," "OPTION/SAR GRANTS IN LAST FISCAL YEAR," "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES," "PENSION PLAN TABLE" and "EMPLOYMENT ARRANGEMENTS WITH EXECUTIVE OFFICERS" in the Proxy Statement is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

     The information contained under the caption "ACCOUNTING FEES" in the Proxy Statement is incorporated herein by reference.

                                   PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) 1.  Financial Statements

     The following Consolidated Financial Statements of the Company included in the 2003 Annual Report are incorporated by reference in Part II, Item 8:

                                                                                 ANNUAL REPORT
                                                                                 PAGE REFERENCE
                                                                                 --------------
Consolidated Statements of Operations for the years ended November 1, 2003,
November 2, 2002 and November 3, 2001                                                  32

Consolidated Balance Sheets as of November 1, 2003 and November 2, 2002                33

Consolidated Statements of Stockholders' Equity for the years ended
November 1, 2003, November 2, 2002 and November 3, 2001                                34

Consolidated Statements of Cash Flows for the years ended November 1, 2003,
November 2, 2002 and November 3, 2001                                                  35

Notes to Consolidated Financial Statements                                             36

Report of Independent Auditors                                                         46

         2. Financial Statement Schedules

         Report of Independent Auditors

         The following financial statement schedules are included in Item 15 on pages 14-18 of this Report:

         Schedule I-Guarantor and Non-Guarantor Financial Statements for the years ended November 1, 2003, November 2, 2002 and November 3, 2001.

         Schedule II-Valuation and Qualifying Accounts for the years November 1, 2003, November 2, 2002 and November 3, 2001.

         3. Exhibits:

         See Exhibit Index on pages 21 through 22 of this Report.

     (b) Reports on Form 8-K:

         On September 3, 2003, a Form 8-K was filed under Items 7 and 12 announcing the Company's financial results for the third fiscal quarter ended August 2, 2003.

                       REPORT OF INDEPENDENT AUDITORS
                       ------------------------------

TO BOARD OF DIRECTORS FALCON PRODUCTS, INC.

We have audited the consolidated financial statements of Falcon Products, Inc. as of November 1, 2003 and November 2, 2002 and for the fiscal years then ended and have issued our report thereon dated January 23, 2004 (included in Falcon Products, Inc.'s 2003 Annual Report and incorporated by reference in this Form 10-K). Our audits also included Schedule I and
Schedule II as of November 1, 2003 and November 2, 2002 and for the fiscal years then ended, included in this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits.

In our opinion, the financial statement schedules as of November 1, 2003 and November 2, 2002 and for the fiscal years then ended, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ERNST & YOUNG LLP

St. Louis, Missouri
January 23, 2004



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

St. Louis, Missouri
December 14, 2001

                   FALCON PRODUCTS, INC. AND SUBSIDIARIES
         SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

The Company's senior subordinated notes are fully and unconditionally (as well as jointly and severally) guaranteed on an unsecured, senior subordinated basis by each subsidiary of the Company (the "Guarantor Subsidiaries") other than Howe Europe a/s, Falcon Products (Shenzhen) Limited and Falcon Mimon, a.s., Falcon de Juarez, S.A. de C.V. (the "Non-Guarantor Subsidiaries"). Each of the Guarantor Subsidiaries and Non-Guarantor Subsidiaries is wholly owned by the Company, except for Falcon Mimon, a.s., and Epic Furniture Group, which are owned 87.4% and 80.0%, respectively.

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

                                                     FALCON PRODUCTS, INC.
                                       CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                             FOR THE YEAR ENDED NOVEMBER 1, 2003

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Net sales                                $          -      $    241,037      $    25,553      $    (14,788)      $    251,802
Cost of sales, including
  restructuring charge                              -           196,615           21,260           (14,788)           203,087

Selling, general and administrative                 -            41,308            3,268                 -             44,576
Interest expense, net                               -            17,542              153                 -             17,695
Equity in earnings of subsidiaries            (22,516)                -                -            22,516                  -
Minority interest in consolidated
  subsidiaries                                      -                86                -                 -                 86
Loss on early extinguishment of debt                -             1,564                -                 -              1,564
Loss on curtailment of pension plan                 -             1,954                -                 -              1,954
Restructuring charge                                -             4,476                -                 -              4,476
                                         ------------      ------------      -----------      ------------       ------------
     Net earnings before income taxes         (22,516)          (22,508)             872            22,516            (21,636)
Income tax expense                                  -              (140)           1,020                 -                880
                                         ------------      ------------      -----------      ------------       ------------
     Net earnings (loss)                 $    (22,516)     $    (22,368)     $      (148)     $     22,516       $    (22,516)
                                         ============      ============      ===========      ============       ============


                                                     FALCON PRODUCTS, INC.
                                       CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                             FOR THE YEAR ENDED NOVEMBER 2, 2002

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Net sales                                $          -      $    258,317      $    30,972      $    (11,752)      $    277,537
Cost of sales                                       -           198,104           26,050           (11,752)           212,402
Restructuring charge                                -              (162)               -                 -               (162)
Selling, general and administrative                 -            42,543            3,604                 -             46,147
Equity in earnings of subsidiaries                692                 -                -              (692)                 -
Minority interest in consolidated
  subsidiaries                                      -                59                -                 -                 59
Interest expense, net                               -            16,948              133                 -             17,081
                                         ------------      ------------      -----------      ------------       ------------
     Net earnings before income taxes             692               825            1,185              (692)             2,010
Income tax expense                                  -               904              414                 -              1,318
                                         ------------      ------------      -----------      ------------       ------------
     Net earnings (loss)                 $        692      $        (79)     $       771      $       (692)      $        692
                                         ============      ============      ===========      ============       ============

                   FALCON PRODUCTS, INC. AND SUBSIDIARIES
         SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                     FALCON PRODUCTS, INC.
                                       CONSOLIDATING CONDENSED STATEMENT OF OPERATIONS
                                             FOR THE YEAR ENDED NOVEMBER 3, 2001

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Net sales                                $          -      $    304,751      $    20,167      $    (10,802)      $    314,116
Cost of sales, including
  restructuring charge                              -           236,342           17,732           (10,802)           243,272
Restructuring charge                                -            12,642                -                 -             12,642
Selling, general and administrative                 -            53,693            2,479                 -             56,172
Equity in loss of subsidiaries                (10,771)                -                -            10,771                  -
Minority interest in consolidated
  subsidiaries                                      -              (133)               -                 -               (133)

Interest expense, net                               -            16,972              177                 -             17,149
                                         ------------      ------------      -----------      ------------       ------------
     Net earnings (loss) before
       income taxes                           (10,771)          (14,765)            (221)           10,771            (14,986)
Income tax benefit                                  -            (4,032)            (183)                -             (4,215)
                                         ------------      ------------      -----------      ------------       ------------
     Net loss                            $    (10,771)     $    (10,733)     $       (38)     $     10,771       $    (10,771)
                                         ============      ============      ===========      ============       ============

                                                     FALCON PRODUCTS, INC.
                                            CONSOLIDATING CONDENSED BALANCE SHEET
                                                       NOVEMBER 1, 2003

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Assets
     Cash and cash equivalents           $          -      $        325      $     1,031      $          -       $      1,356
     Accounts receivable                            -            28,944            2,933                 -             31,877
     Inventories                                    -            56,802            5,723                 -             62,525
     Other assets                                   -             4,277            1,067                 -              5,344
                                         ------------      ------------      -----------      ------------       ------------
         Total current assets                       -            90,348           10,754                 -            101,102
     Property, plant and equipment, net             -            24,593           11,986                 -             36,579
     Investment in subsidiaries                47,885                 -                -           (47,885)                 -
     Intangibles and other assets                   -           128,804               55                 -            128,859
                                         ------------      ------------      -----------      ------------       ------------
Total assets                             $     47,885      $    243,745      $    22,795      $    (47,885)      $    266,540
                                         ============      ============      ===========      ============       ============

Liabilities and Stockholders' Equity
     Current liabilities                 $          -      $     44,212      $     9,391      $          -       $     53,603
     Long-term debt                                 -           159,708            1,777                 -            161,485
     Other long-term liabilities                    -            12,586              282                 -             12,868
                                         ------------      ------------      -----------      ------------       ------------
Total liabilities                                   -           216,506           11,450                 -            227,956
                                         ------------      ------------      -----------      ------------       ------------
Stockholders' equity                           47,885            27,239           11,345           (47,885)            38,584
                                         ------------      ------------      -----------      ------------       ------------
Total liabilities and stockholders'
  equity                                 $     47,885      $    243,745      $    22,795      $    (47,885)      $    266,540
                                         ============      ============      ===========      ============       ============

                   FALCON PRODUCTS, INC. AND SUBSIDIARIES
         SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS

                                                     FALCON PRODUCTS, INC.
                                            CONSOLIDATING CONDENSED BALANCE SHEET
                                                       NOVEMBER 2, 2002

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Assets
     Cash and cash equivalents           $          -      $        378      $     1,268      $          -       $      1,646
     Accounts receivable                            -            29,695            3,247                 -             32,942
     Inventories                                    -            49,276            7,841                 -             57,117
     Other assets                                   -             8,236              805                 -              9,041
                                         ------------      ------------      -----------      ------------       ------------
          Total current assets                      -            87,585           13,161                 -            100,746
     Property, plant and equipment, net             -            26,338           14,544                 -             40,882
     Investment in subsidiaries                61,000                 -                -           (61,000)                 -
     Intangibles and other assets                   -           131,949                -                 -            131,949
                                         ------------      ------------      -----------      ------------       ------------
Total assets                             $     61,000      $    245,872      $    27,705      $    (61,000)      $    273,577
                                         ============      ============      ===========      ============       ============


Liabilities and Stockholders' Equity
     Current liabilities                 $          -      $     56,263      $     5,524      $          -         $   61,787
     Long-term debt                                 -           133,834            1,392                 -            135,226
     Other long-term liabilities                    -            15,394              170                 -             15,564
     Intercompany payable (receivable)              -            (9,126)           9,126                 -                  -
                                         ------------      ------------      -----------      ------------       ------------
Total liabilities                                   -           196,365           16,212                 -            212,577
                                         ------------      ------------      -----------      ------------       ------------
Stockholders' equity                           61,000            49,507           11,493           (61,000)            61,000
                                         ------------      ------------      -----------      ------------       ------------
Total liabilities and stockholders'
  equity                                 $     61,000      $    245,872      $    27,705      $    (61,000)      $    273,577
                                         ============      ============      ===========      ============       ============

                                                      FALCON PRODUCTS, INC.
                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                               FOR THE YEAR ENDED NOVEMBER 1, 2003

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Net cash provided by (used in) operating
  activities                             $          -      $    (11,187)     $       728      $          -       $    (10,459)
Net cash used in investing activities            (320)           (1,404)            (523)                -             (2,247)

Cash flows used in financing activities
     Common stock issuance                        320                 -                -                 -                320
     Additions to long-term debt, net               -            12,538             (442)                -             12,096
                                         ------------      ------------      -----------      ------------       ------------
Net cash provided by financing
  activities                                      320            12,538             (442)                -             12,416
                                         ------------      ------------      -----------      ------------       ------------
Net change in cash and cash equivalents  $          -      $        (53)     $      (237)     $          -       $       (290)
                                         ============      ============      ===========      ============       ============


                                                      FALCON PRODUCTS, INC.
                                         CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                               FOR THE YEAR ENDED NOVEMBER 2, 2002

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Net cash provided by (used in) operating
  activities                             $          -      $     (2,986)     $     2,798      $          -       $       (188)

Net cash provided by (used in) investing
  activities                                     (379)               21           (1,736)                -             (2,094)

Cash flows provided by (used in)
  financing activities
     Common stock issuance                        379                 -                -                 -                379
     Additions to long-term debt, net               -             1,838               41                 -              1,879
                                         ------------      ------------      -----------      ------------       ------------
Net cash provided by (used in) financing
  activities                                      379             1,838               41                 -              2,258
                                         ------------      ------------      -----------      ------------       ------------
Net change in cash and cash equivalents  $          -      $     (1,127)     $     1,103      $          -       $        (24)
                                         ============      ============      ===========      ============       ============

                   FALCON PRODUCTS, INC. AND SUBSIDIARIES
         SCHEDULE I-GUARANTOR AND NON-GUARANTOR FINANCIAL STATEMENTS


                                                   FALCON PRODUCTS, INC.
                                       CONSOLIDATING CONDENSED STATEMENT OF CASH FLOW
                                            FOR THE YEAR ENDED NOVEMBER 3, 2001

                                            Parent             Total            Total
                                            Company          Guarantor      Non-Guarantor      Eliminations          Total
                                            -------          ---------      -------------      ------------          -----
Net cash provided by (used in) operating
  activities                             $          -      $     11,303      $      (427)     $          -       $     10,876
Net cash provided by (used in) investing
  activities                                      580            (5,857)            (528)                -             (5,805)
Cash flows used in financing activities
     Common stock issuance                        475                 -                -                 -                475
     Cash dividends                            (1,055)                -                -                 -             (1,055)
     Additions to (repayment of)
       long-term debt, net                          -            (6,864)             114                 -             (6,750)
                                         ------------      ------------      -----------      ------------       ------------
Net cash provided by (used in) financing
  activities                                     (580)           (6,864)             114                 -             (7,330)
                                         ------------      ------------      -----------      ------------       ------------
Net change in cash and cash equivalents  $          -      $     (1,418)     $      (841)     $          -       $     (2,259)
                                         ============      ============      ===========      ============       ============

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                    ADDITIONS
                                    BALANCE          CHARGED      ACQUISITIONS
                                      AT            TO COSTS          FROM       DEDUCTIONS       BALANCE
                                   BEGINNING          AND           ACQUIRED        FROM         AT END OF
(IN THOUSANDS)                     OF PERIOD        EXPENSES       COMPANIES      RESERVES        PERIOD
--------------                    -----------      ----------     ------------   ----------      ---------
Allowance for doubtful
  accounts and anticipated
  returns:
Year ended November 1, 2003         $    707        $    264        $    --        $   110(A)     $   861
                                    ========        ========        =======        =======        =======

Year ended November 2, 2002         $    949        $    183        $    --        $   425(A)     $   707
                                    ========        ========        =======        =======        =======

Year ended November 3, 2001         $  1,256        $    345        $    --        $   652(A)     $   949
                                    ========        ========        =======        =======        =======

--------
(A) Accounts charged off less recoveries and returns.

                                                    ADDITIONS
                                    BALANCE          CHARGED      ACQUISITIONS
                                      AT            TO COSTS          FROM       DEDUCTIONS       BALANCE
                                   BEGINNING          AND           ACQUIRED        FROM         AT END OF
(IN THOUSANDS)                     OF PERIOD        EXPENSES       COMPANIES      RESERVES        PERIOD
--------------                    -----------      ----------     ------------   ----------      ---------
2003 Restructuring Charge
  Reserve:
Year ended November 1, 2003         $     --        $  6,761        $    --        $ 6,261        $   500
                                    ========        ========        =======        =======        =======

Year ended November 2, 2002         $     --        $     --        $    --        $    --        $    --
                                    ========        ========        =======        =======        =======

Year ended November 3, 2001         $     --        $     --        $    --        $    --        $    --
                                    ========        ========        =======        =======        =======

                                                    ADDITIONS
                                    BALANCE          CHARGED      ACQUISITIONS
                                      AT            TO COSTS          FROM       DEDUCTIONS       BALANCE
                                   BEGINNING          AND           ACQUIRED        FROM         AT END OF
(IN THOUSANDS)                     OF PERIOD        EXPENSES       COMPANIES      RESERVES        PERIOD
--------------                    -----------      ----------     ------------   ----------      ---------
2001 Restructuring Charge
  Reserve:
Year ended November 1, 2003         $    250        $     --        $    --        $   250        $    --
                                    ========        ========        =======        =======        =======

Year ended November 2, 2002         $  2,836        $   (162)       $    --        $ 2,424        $   250
                                    ========        ========        =======        =======        =======

Year ended November 3, 2001         $     --        $ 18,642        $    --        $15,806        $ 2,836
                                    ========        ========        =======        =======        =======

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FALCON PRODUCTS, INC.

Date: February 12, 2004                     By /s/ Franklin A. Jacobs
                                               -------------------------------
                                                   Franklin A. Jacobs,
                                                   Chairman of the Board
                                                   and Chief Executive Officer

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

Date: February 12, 2004                    /s/ Franklin A. Jacobs
                                           ---------------------------------
                                               Franklin A. Jacobs,
                                               Chairman of the Board,
                                               Chief Executive Officer and
                                               Director
                                               (Principal Executive Officer)

Date: February 12, 2004                    /s/ David L. Morley
                                           ---------------------------------
                                               David L. Morley,
                                               President and Chief
                                               Operating Officer (acting
                                               Chief Financial Officer)
                                               (Principal Financial and
                                               Accounting Officer)

Date: February 12, 2004                    /s/ Steven C. Roberts
                                           ---------------------------------
                                               Steven C. Roberts, Director

Date: February 12, 2004                    /s/ Melvin F. Brown
                                           ---------------------------------
                                               Melvin F. Brown, Director

Date: February 12, 2004                    /s/ Michael F. Shanahan
                                           ---------------------------------
                                               Michael F. Shanahan, Director

Date: February 12, 2004                    /s/ Martin Blaylock
                                           ---------------------------------
                                               Martin Blaylock, Director

Date: February 12, 2004                    /s/ S. Lee Kling
                                           ---------------------------------
                                               S. Lee Kling, Director

Date: February 12, 2004                    /s/ Lee M. Liberman
                                           ---------------------------------
                                               Lee M. Liberman, Director

Date: February 12, 2004                    /s/ David L. Morley
                                           ---------------------------------
                                               David L. Morley, Director

                                EXHIBIT INDEX

EXHIBIT
NUMBER                                 DESCRIPTION
------    ----------------------------------------------------------------------
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

10.4 (a) Form of Stock Option Agreement dated June 9, 1986, regarding options issued to Directors, incorporated herein by reference to
          Exhibit 10(i) to the Company's Annual Report on Form 10-K for the year ended November 1, 1986 (the "1986 10-K").

10.5 (a) Stock Option Agreement dated June 9, 1986, regarding options issued to Franklin A. Jacobs, incorporated herein by reference to Exhibit 10(i) to the 1986 10-K.

10.6 (a) First Amendment to the ISOP, adopted June 16, 1987, incorporated herein by reference to Reference to Exhibit 10(1) to the Company's Annual Report on Form 10-K for the year ended October 31, 1987.

10.7 (a) Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 33-46997.

10.8 (a) Falcon Products, Inc. Amended and Restated Stock Purchase Plan, incorporated herein by reference to Exhibit 10.15 to 1991 10-K.

10.9 (a) Minutes of Meeting of Board of Directors of the Company dated March 14, 1991 (the "Non-Employee Director Plan"), incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8, Reg. No. 33-46998.

10.10 (a) Minutes of Meeting of Board of Directors of the Company dated September 15, 1992, amending the Non-Employee Director Plan, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended October 31, 1992.

10.11 (a) Amendment to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended October 30, 1993 (the "1993 10-K").

10.12 (a) Amendment No. 2 to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit
          10.23 to the Company's Annual Report on Form 10-K for the year ended October 29, 1994.

10.13 (a) Amendment to the Non-Employee Director Stock Option Plan, incorporated herein by Reference to Exhibit 10.26 to the April 27, 1996 10-Q.

10.14 (a) Falcon Products, Inc. Employee Stock Purchase Plan, incorporated herein by reference to Exhibit 10.27 to the Company's Annual Report on Form 10-K for the year ended November 1, 1997 (the "1997 10-K").

10.15 (a) Falcon Products, Inc. Non-Employee Directors' Deferred
          Compensation Plan, incorporated herein by reference to Exhibit 10.28 to the 1997 Form 10-K.

10.16 (a) Amendment No. 3 to the Falcon Products, Inc. Amended and Restated 1991 Stock Option Plan, incorporated herein by reference to Exhibit
          10.16 to the Company's Annual Report on Form 10-K for the year ended October 28, 2000.

10.17(a) Employment Agreement dated December 6, 2000, by and between Falcon Products, Inc. and David L. Morley, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended October 28, 2000.

10.18 $89,331,000 Amended and Restated Loan and Security Agreement dated January 15, 2004.

13 Selected Portions of the Annual Report to Stockholders for the year ended November 1, 2003, filed herewith.

14        Code of Business Conduct, filed herewith.

21        Subsidiaries of the Company, filed herewith.

23.1      Consent of Independent Public Accountants, filed herewith.

23.2      Information Regarding Consent of Arthur Andersen LLP, filed herewith

24        Power of Attorney (included on Signature Page hereto).

31.1 Certification of Chief Executive Officer pursuant to SEC Rule 131-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to SEC Rule 131-14(a)/15d-14(a), as adopted pursuant to Sections 302 and 404 of the Sarbanes-Oxley Act of 2002.

32.1      Certification of Chief Executive Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification of Chief Financial Officer pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------
(a) Management contract or compensatory plan or arrangement required to be filed pursuant to Item 14(c) of Form 10-K.