Form 10-Q
period 2004-01-31
FALCON PRODUCTS INC /DE/
filed 2004-03-15
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended January 31, 2004

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

As of March 12, 2004, the registrant had 9,091,957 shares of common stock, $.02 par value, outstanding.

PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                           Falcon Products, Inc. and Subsidiaries
                           --------------------------------------
                            Consolidated Statements of Operations
                            -------------------------------------
                                         (Unaudited)

                                                                 Thirteen Weeks Ended
                                                          ----------------------------------
                                                            January 31,       February 1,
(In thousands, except per share data)                          2004               2003
                                                          ----------------  ----------------
Net sales                                                 $      49,891     $       65,134

Cost of sales                                                    42,194             50,346
                                                          -------------     --------------

     Gross margin                                                 7,697             14,788

Selling, general and administrative expenses                     10,538             10,819

Interest expense, net                                             5,108              4,068

Minority interest in consolidated subsidiaries                      (56)                65

Loss on early extinguishment of debt                              3,947                  -

Restructuring charge                                                194                  -
                                                          -------------     --------------

     Loss before income taxes                                   (12,034)              (164)

Income tax expense                                                  196                132
                                                          -------------     --------------

     Net loss                                             $     (12,230)    $         (296)
                                                          =============     ==============

Basic and diluted loss per share                          $       (1.33)    $        (0.03)
                                                          =============     ==============

See accompanying notes to consolidated financial statements.

                                      Falcon Products, Inc. and Subsidiaries
                                      --------------------------------------
                                           Consolidated Balance Sheets
                                           ---------------------------

(In thousands, except share data)
                                                                                 January 31,        November 1,
Assets                                                                               2004              2003
------                                                                           (Unaudited)
                                                                                --------------   ----------------
Current assets:
    Cash and cash equivalents                                                   $        1,232    $       1,356
    Accounts receivable, less allowances
        of $735 and $861, respectively                                                  24,685           31,877
    Inventories                                                                         62,836           62,525
    Prepayments and other current assets                                                 5,863            5,344
                                                                                --------------    -------------
           Total current assets                                                         94,616          101,102
                                                                                --------------    -------------
Property, plant and equipment:
    Land                                                                                 2,905            2,872
    Buildings and improvements                                                          19,448           19,175
    Machinery and equipment                                                             51,895           51,235
                                                                                --------------    -------------
                                                                                        74,248           73,282
    Less: accumulated depreciation                                                      37,878           36,703
                                                                                --------------    -------------
           Net property, plant and equipment                                            36,370           36,579
Other assets, net of accumulated amortization:
    Goodwill                                                                           117,474          117,474
    Other                                                                               12,539           11,385
                                                                                --------------    -------------
           Total other assets                                                          130,013          128,859
                                                                                --------------    -------------

Total Assets                                                                    $      260,999    $     266,540
                                                                                ==============    =============

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $       25,844    $      27,612
    Customer deposits                                                                    5,705            5,249
    Accrued liabilities                                                                 11,815           16,842
    Current maturities of long-term debt                                                72,275            3,900
                                                                                --------------    -------------
           Total current liabilities                                                   115,639           53,603
Long-term obligations:
    Long-term debt                                                                     106,003          161,485
    Minority interest in consolidated subsidiaries                                         766              822
    Other                                                                               11,457           12,046
                                                                                --------------    -------------
           Total liabilities                                                           233,865          227,956
                                                                                --------------    -------------
Stockholders' equity:
    Common stock, $.02 par value: authorized 20,000,000 shares;
        issued 9,915,117 shares                                                            198              198
    Additional paid-in capital                                                          47,376           47,376
    Treasury stock, at cost (825,625 and 917,053 shares, respectively)                  (9,097)         (10,493)
    Accumulated other comprehensive loss                                                (6,536)          (7,004)
    Retained earnings (deficit)                                                         (4,807)           8,507
                                                                                --------------    -------------
           Total stockholders' equity                                                   27,134           38,584
                                                                                --------------    -------------

Total Liabilities and Stockholders' Equity                                      $      260,999    $     266,540
                                                                                ==============    =============

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

                                                                                      Thirteen Weeks Ended
                                                                                ---------------------------------
(In thousands)                                                                    January 31,      February 1,
                                                                                     2004              2003
                                                                                ---------------   ---------------
Cash flows from operating activities:
    Net loss                                                                    $       (12,230)  $          (296)
    Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                                      2,178             2,298
       Minority interest in consolidated subsidiaries                                       (56)               65
       Loss on early extinguishment of debt                                               3,947                 -
       Change in assets and liabilities:
                       Accounts receivable                                                8,277             1,396
                       Inventories                                                         (123)           (2,797)
                       Prepayments and other current assets                                (518)            2,314
                       Other assets                                                      (1,389)             (287)
                       Accounts payable and customer deposits                            (1,381)           (1,860)
                       Accrued liabilities                                               (5,066)           (3,978)
                       Other liabilities                                                   (742)             (618)
                                                                                ---------------   ---------------
               Cash used in operating activities                                         (7,103)           (3,763)
                                                                                ---------------   ---------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                             (658)             (723)
                                                                                ---------------   ---------------
               Cash used in investing activities                                           (658)             (723)
                                                                                ---------------   ---------------
Cash flows from financing activities:
    Repayment of long-term debt                                                         (36,566)           (2,693)
    Proceeds from long-term debt                                                         49,255             6,393
    Deferred debt issuance costs                                                         (5,363)
    Common stock issuances                                                                  311               320
                                                                                ---------------   ---------------
               Cash provided by financing activities                                      7,637             4,020
                                                                                ----------------  ----------------
Decrease in cash and cash equivalents                                                      (124)             (466)
Cash and cash equivalents-beginning of period                                             1,356             1,646
                                                                                ---------------   ---------------
Cash and cash equivalents-end of period                                         $         1,232   $         1,180
                                                                                ===============   ===============

Supplemental cash flow information:
    Cash paid for interest                                                      $         7,411   $         6,612
                                                                                ===============   ===============
    Cash paid for (refund of) taxes, net                                        $            (9)  $        (3,740)
                                                                                ===============   ===============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
                For the Thirteen Weeks Ended January 31, 2004
                ---------------------------------------------

Note 1 - Interim Results

     The financial statements contained herein are unaudited. In the opinion of management, these financial statements reflect all adjustments, consisting only of normal recurring adjustments, which are necessary for a fair presentation of the results of the interim periods presented. Reference is made to the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended November 1, 2003, filed with the Securities and Exchange Commission.

Note 2 - Management Plan

     The Company experienced a net loss in the first quarter of 2004 due to the decline in volume, unfavorable product mix and pricing pressures, the write-off of deferred debt issuance costs and production inefficiencies as a result of the closure of our Canton facility and transfer of the Canton production into other facilities. As a result of the loss, the Company was not in compliance with its financial covenants under its credit agreement as of January 31, 2004. (see Note 6)

     There was significant progress in the first quarter of this year toward our cost reduction targets. The company successfully closed the Canton, Mississippi facility and moved production to other facilities. This was accomplished on time and below budget. Savings from this initiative will be greater than originally forecasted because the Company did not hire as many additional people in its Morristown facility as was originally anticipated. Further, wood inventory was positioned in Eastern Europe to be able to utilize green pre-cuts for a substantial part of production, which will drive our wood frame costs down. Our outsourced wood frame supply from Europe expanded in the quarter and will show meaningful savings in the second quarter. Our sourcing strategies are taking hold and we have already contracted for meaningful reductions in materials, even with the expected increase in steel costs. These actions will have an immediate impact. In addition, the company will continue to realize savings as a result of the Company's actions to cease pension benefits for service on or after August 1, 2003 for participants in the Falcon Products, Inc. Retirement Plan.

     While the first quarter was difficult from a sales perspective there was a tremendous amount accomplished. The performance in the quarter is wholly explained by volume and transition of production. The gross margin decline is fully explained by volume variances and shut down inefficiencies. Plant performance is on track with expectations.

Note 3 - Segments

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

Note 4 - Restructuring Charges

     During the first quarter of 2004, the Company recorded a restructuring charge of $0.2 million. This charge was the result of the Company closing its Canton, Mississippi facility. The transfer of production to the other facilities was completed at the end of January 2004.

A summary of 2004 activity is as follows:

                                                              Thirteen Weeks Ended
In thousands                                                    January 31, 2004
                                                                ----------------
Liability - November 1, 2003                                          $ 500
Charges - Employee severance, real estate exit
          costs and other costs                                         194
Payments made:
   Employee severance                                                   (71)
   Real estate exit and other costs                                    (229)
                                                                      -----
Liability - January 31, 2004                                          $ 394
                                                                      =====

     The Company expects to expense future cash costs of approximately $1.3 million to $1.6 million associated with closing its Canton, Mississippi facility.

Note 5 - Inventories

     Inventories consisted of the following:

                                              January 31,          November 1,
In thousands                                     2004                 2003
                                            ---------------     -----------------
Raw materials.......................              $ 40,488            $   40,896
Work in process.....................                16,451                15,728
Finished goods......................                 5,897                 5,901
                                            ---------------     -----------------
                                                  $ 62,836            $   62,525
                                            ===============     =================

Note 6 - Long-Term Debt

     On January 15, 2004, the Company amended and restated its existing credit agreement with a group of financial institutions. The amended and restated agreement provides for an $89.3 million total credit facility, consisting of (i) a $33.8 million revolving credit facility, (ii) a $5.6 million amortizing term loan A and (iii) a $50 million non-amortizing term loan B. The term loan A requires quarterly principal payments of $0.2 million commencing on April 1, 2004. The revolving credit facility bears interest at the Company's option at (i) the London Interbank Offered Rate ("LIBOR") plus 3.00% or (ii) the Base Rate (as defined) plus 1.00%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.25% or
(ii) the Base Rate plus 1.25%. The term loan B bears interest at 15.0%, of which 6.0% is payable on a current basis as provided in the agreement and the balance of the interest equal to 9.0% is accrued and added to the outstanding principal balance each month.

     At January 31, 2004, the Company had $13.5 million outstanding under this revolving line of credit. In addition, approximately $5.0 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

     In connection with the refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA, as defined in the credit agreement. When finalizing the first quarter results, the Company determined it was not in compliance with the January 15, 2004 amended covenants. The Company obtained a waiver for its non-compliance which eased its covenants for the second and third quarters of 2004.

     Specifically, the fixed charge coverage ratio was reduced from .60 and ..70 to 1.0 for the second and third quarters respectively, to .50 and .60 to
1.0. The minimum EBITDA requirement was reduced from $15 million to $14 million in the second quarter and from $19 million to $17 million in the third quarter. The maximum secured debt to EBITDA ratio was increased from
4.25 and 4.00 to 5.10 and 4.20 for the second and third quarters, respectively. For the fourth quarter of 2004 all covenant requirements remained as per the original agreement.

     In addition to the above, the Domestic EBITDA requirement was eliminated. No other financial covenants were changed. In exchange for the waiver and the eased second and third quarter covenants, the Company is obligated to pay interest of 16% versus 15% until which time the Company can demonstrate a last twelve months EBITDA of more than $20 million in which case the interest rate will adjust back to 15%. Further, the prepayment penalty was extended to three years from the original two years.

     Due to the uncertainty surrounding future debt covenant compliance, the Company has classified the credit agreement debt in current maturities of long-term debt in the consolidated balance sheet. If the Company achieves significant improvement in operating results as a result of the cost savings initiatives it has implemented, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

     On December 15, 2003, the Company sold $4.15 million of 12% junior subordinated convertible debentures (the "Debentures") due 2010. The Debentures were sold mainly to directors and other related parties of the Company. Interest is payable semiannually on June 15 and December 15, commencing June 15, 2004. The holder of the Debentures is entitled, at his or her option, at any time preceding maturity to convert the principal amount of the Debentures into the Company's common stock at a conversion price of $6.44 per share. The Company may redeem the Debentures at any time prior to December 15, 2008 at 106% of the outstanding principal, provided, however, that as of the business day prior to the giving notice of such redemption, the closing price of the Company's stock has been at least $9.30 per share for at least 20 consecutive trading days immediately preceding the date that the redemption notice is given.

Note 7 - Earnings Per Share

     The following table reconciles net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted loss per share:

                                                                              Thirteen Weeks Ended
                                                                      -----------------------------------
In thousands,                                                           January 31,         February 1,
except per-share data                                                       2004                2003
                                                                      ---------------     ---------------
Net loss                                                                 $ (12,230)          $    (296)
                                                                      ===============     ===============
Weighted average shares outstanding                                          9,164               9,048
Assumed exercise of options                                                      -                   -
                                                                      ---------------     ---------------
Weighted average diluted shares outstanding                              $   9,164           $   9,048
                                                                      ===============     ===============
Basic loss per share                                                     $   (1.33)          $   (0.03)
                                                                      ===============     ===============
Diluted loss per share                                                   $   (1.33)          $   (0.03)
                                                                      ===============     ===============

     Basic loss per share was computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Outstanding options to purchase shares were not included in the computation of diluted loss per share because the shares were antidilutive.

Note 8- Comprehensive Income (Loss)

     Comprehensive income (loss) includes, in addition to net loss, the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                                                Thirteen Weeks Ended
                                                            -----------------------------
                                                             January 31,     February 1,
             In thousands                                       2004            2003
                                                            ------------    -------------
             Net loss                                         $(12,230)       $   (296)
             Translation adjustments                               468             710
                                                            ------------    -------------
             Comprehensive income (loss)                      $(11,762)       $    414
                                                            ============    =============

Note 9 - Recently Issued Accounting Standards

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

     Pro forma net loss in the following table were prepared as if the Company had accounted for its stock option plans under the fair market value method.

                                                                     Thirteen Weeks Ended
                                                               -------------------------------
                                                                January 31,       February 1,
              In thousands                                          2004              2003
                                                               -------------     -------------
              Net loss                                             $(12,230)         $   (296)

              Fair value of stock-based employee compensation          (211)             (245)
                                                               -------------     -------------
              Net loss - pro forma                                 $(12,441)         $   (541)
                                                               =============     =============

              Net loss per share - pro forma                       $  (1.36)         $  (0.06)
                                                               =============     =============

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 is to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company offers one-year warranties on its products. The Company estimates the amount of future warranty claims based on historical warranty information as well as recent trends that might suggest that past cost information may differ from future claims.

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

                                                  Falcon Products, Inc.
                                          Consolidating Statement of Operations
                                      For the Thirteen Weeks Ended January 31, 2004

In thousands                                         Parent         Total           Total
                                                    Company       Guarantor     Non-Guarantor     Eliminations     Total
                                                 --------------------------------------------------------------------------
Net sales                                            $      -      $ 46,053          $  6,143         $ (2,305)  $ 49,891
Cost of sales                                               -        39,420             5,079           (2,305)    42,194
Selling, general and administrative expenses                -         9,437             1,101                -     10,538
Equity in earnings (loss) of subsidiary               (12,230)            -                 -           12,230          -
Interest expense, net                                       -         5,053                55                -      5,108
Minority interest in consolidated subsidiaries              -           (56)                -                -        (56)
Loss on early extinguishment of debt                        -         3,947                 -                -      3,947
Restructuring charge                                        -           194                 -                -        194
                                                 --------------------------------------------------------------------------
      Net earnings (loss) before income taxes         (12,230)      (11,942)              (92)          12,230    (12,034)
Income tax expense                                          -             -               196                -        196
                                                 --------------------------------------------------------------------------
      Net income (loss)                              $(12,230)     $(11,942)         $   (288)        $ 12,230   $(12,230)
                                                 ==========================================================================


                                                  Falcon Products, Inc.
                                          Consolidating Statement of Operations
                                      For the Thirteen Weeks Ended February 1, 2003

In thousands                                         Parent        Total           Total
                                                    Company      Guarantor     Non-Guarantor    Eliminations      Total
                                                  -------------------------------------------------------------------------
Net sales                                             $    -      $ 62,357         $   6,489        $ (3,712)    $65,134
Cost of sales                                              -        48,244             5,814          (3,712)     50,346
Selling, general and administrative expenses               -        10,200               619               -      10,819
Equity in earnings (loss) of subsidiaries               (296)            -                 -             296           -
Interest expense, net                                      -         4,027                41               -       4,068
Minority interest in consolidated subsidiaries             -            65                 -               -          65
                                                  -------------------------------------------------------------------------
      Net earnings (loss) before income taxes           (296)         (179)               15             296        (164)
Income tax expense                                         -           126                 6               -         132
                                                  -------------------------------------------------------------------------
      Net income (loss)                               $ (296)      $  (305)          $     9        $    296      $ (296)
                                                  =========================================================================

                                                       Falcon Products, Inc.
                                                    Consolidating Balance Sheet
                                                      As of January 31, 2004

         In thousands                                   Parent          Total           Total
                                                        Company       Guarantor     Non-Guarantor     Eliminations         Total
                                                    -------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                        $     -      $    187          $  1,045         $      -       $  1,232
         Accounts receivable                                    -        19,920             4,765                -         24,685
         Inventories                                            -        57,009             5,827                -         62,836
         Other  assets                                          -         4,500             1,363                -          5,863
                                                    -------------------------------------------------------------------------------
               Total current assets                             -        81,616            13,000                -         94,616
         Property, plant and equipment, net                     -        23,982            12,388                -         36,370
         Investment in subsidiaries                        27,134             -                 -          (27,134)             -
         Intangibles and other assets                           -       129,958                55                -        130,013
                                                    -------------------------------------------------------------------------------
Total assets                                              $27,134      $235,556          $ 25,443         $(27,134)     $ 260,999
                                                    ===============================================================================

Liabilities and Stockholders' Equity
         Current liabilities                              $     -      $103,544          $ 12,095         $      -      $ 115,639
         Long-term debt                                         -       104,149             1,854                -        106,003
         Other long-term liabilities                            -        11,786               437                -         12,223
                                                    -------------------------------------------------------------------------------
Total liabilities                                               -       219,479            14,386                -        233,865
Stockholders' equity                                       27,134        16,077            11,057          (27,134)        27,134
                                                    -------------------------------------------------------------------------------
Total liabilities and stockholders' equity                $27,134      $235,556          $ 25,443         $(27,134)     $ 260,999
                                                    ===============================================================================

                                                        Falcon Products, Inc.
                                                     Consolidating Balance Sheet
                                                       As of November 1, 2003

         In thousands                                 Parent             Total            Total
                                                      Company          Guarantor      Non-Guarantor    Eliminations         Total
                                                 ----------------------------------------------------------------------------------
Assets
         Cash and cash equivalents                   $       -        $      325         $    1,031       $       -      $   1,356
         Accounts receivable                                 -            28,944              2,933               -         31,877
         Inventories                                         -            56,802              5,723               -         62,525
         Other current assets                                -             4,277              1,067               -          5,344
                                                 ----------------------------------------------------------------------------------
               Total current assets                          -            90,348             10,754               -        101,102
         Property, plant and equipment, net                  -            24,593             11,986               -         36,579
         Investment in subsidiaries                     38,584                 -                  -         (38,584)             -
         Intangibles and other assets                        -           128,804                 55               -        128,859
                                                 ----------------------------------------------------------------------------------
Total assets                                         $  38,584        $  243,745         $   22,795       $ (38,584)     $ 266,540
                                                 ==================================================================================

Liabilities and Stockholders' Equity
         Current liabilities                         $       -        $   44,212         $    9,391       $       -      $  53,603
         Long-term debt                                      -           159,708              1,777               -        161,485
         Other long-term liabilities                         -            12,586                282               -         12,868
                                                 ----------------------------------------------------------------------------------
Total liabilities                                            -           216,506             11,450               -        227,956
Total stockholders' equity                              38,584            27,239             11,345         (38,584)        38,584
                                                 ----------------------------------------------------------------------------------
Total liabilities and stockholders' equity           $  38,584        $  243,745         $   22,795       $ (38,584)     $ 266,540
                                                 ==================================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirteen Weeks Ended January 31, 2004

           In thousands                                     Parent          Total            Total
                                                           Company        Guarantor      Non-Guarantor   Eliminations     Total
                                                        --------------------------------------------------------------------------
Net cash provided by (used in) operating activities         $    -        $  (7,349)          $    246   $          -    $ (7,103)

Net cash used in investing activities                         (311)             (38)              (309)                      (658)

Cash flows from financing activities
           Common stock issuances                              311                -                  -              -         311
           Deferred debt issuance costs                                      (5,363)                 -                     (5,363)
           Additions to long-term debt, net                      -           12,612                 77              -      12,689
                                                        --------------------------------------------------------------------------
Cash provided by financing activities                          311            7,249                 77              -       7,637
                                                        --------------------------------------------------------------------------
Net change in cash and cash equivalents                     $    -         $   (138)           $    14   $          -      $ (124)
                                                        ==========================================================================

                                                       Falcon Products, Inc.
                                               Consolidating Statement of Cash Flows
                                           For the Thirteen Weeks Ended January 31, 2003

           In thousands                                     Parent          Total            Total
                                                           Company        Guarantor      Non-Guarantor   Eliminations     Total
                                                        --------------------------------------------------------------------------
Net cash used in operating activities                       $    -        $  (3,580)          $   (183)  $          -    $ (3,763)

Net cash used in investing activities                         (320)            (254)              (149)                      (723)

Cash flows from financing activities
           Common stock issuances                              320                -                  -              -         320
           Additions to long-term debt, net                      -            3,603                 97              -       3,700
                                                        --------------------------------------------------------------------------
Cash provided by financing activities                          320            3,603                 97              -       4,020
                                                        --------------------------------------------------------------------------
Net change in cash and cash equivalents                     $    -         $   (231)           $   (235) $          -      $ (466)
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

RESULTS OF OPERATIONS

Management Plan

     The Company experienced a net loss in the first quarter of 2004 due to the decline in volume, unfavorable product mix and pricing pressures, the write-off of deferred debt issuance costs and production inefficiencies as a result of the closure of our Canton facility and transfer of the Canton production into other facilities. As a result of the loss, the Company was not in compliance with its financial covenants under its credit agreement as of January 31, 2004. The Company obtained a waiver from the banks without a fee for its non-compliance and amended its covenants in the second and third quarter of 2004. Due to the uncertainty surrounding future debt covenant compliance, the Company has classified the credit agreement debt in current maturities of long-term debt in the consolidated balance sheet. If the Company achieves significant improvement in operating results as a result of the cost savings initiatives it has implemented, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

     There was significant progress in the first quarter of this year toward our cost reduction targets. The company successfully closed the Canton, Mississippi facility and moved production to other facilities. This was accomplished on time and below budget. Savings from this initiative will be greater than originally forecasted because the Company did not hire as many additional people in its Morristown facility as was originally anticipated. Further, wood inventory was positioned in Eastern Europe to be able to utilize green pre-cuts for a substantial part of production, which will drive our wood frame costs down. Our outsourced wood frame supply from Europe expanded in the quarter and will show meaningful savings in the second quarter. Our sourcing strategies are taking hold and we have already contracted for meaningful reductions in materials, even with the expected increase in steel costs. These actions will have an immediate impact. In addition, the company will continue to realize savings as a result of the Company's actions to cease pension benefits for service on or after August 1, 2003 for participants in the Falcon Products, Inc. Retirement Plan.

     While the first quarter was difficult from a sales perspective there was a tremendous amount accomplished. The performance in the quarter is wholly explained by volume and transition of production. The gross margin decline is fully explained by volume variances and shut down inefficiencies. Plant performance is on track with expectations.

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                   Thirteen Weeks Ended
                                                             -------------------------------
                                                              January 31,       February 1,
                                                                  2004             2003
                                                             --------------   --------------
Net sales                                                        100.0%           100.0%
Cost of sales                                                     84.6             77.3
                                                             --------------   --------------
Gross margin                                                      15.4             22.7
Selling, general and administrative expenses                      21.1             16.6
Interest expense, net                                             10.2              6.2
Minority interest in consolidated subsidiary                      (0.1)             0.1
Loss on early extinguishment of debt                               7.9                -
Restructuring charge                                               0.4                -
                                                             --------------   --------------
Loss before income taxes                                         (24.1)            (0.2)
Income tax expense                                                 0.4              0.2
                                                             --------------   --------------
Net loss                                                         (24.5)%           (0.4)%
                                                             ==============   ==============

Thirteen weeks ended January 31, 2004 compared to the thirteen weeks ended February 1, 2003

     The Company reported a net loss of $12.2 million, or $1.33 per diluted share and $0.3 million, or $0.03 per diluted share in the first quarter of 2004 and 2003, respectively. Weighted average shares outstanding were 9.2 million and 9.0 million shares in the first quarter of 2004 and 2003, respectively.

     During the first quarter of 2004, the Company recorded charges of $4.1 million. These charges were the result of the Company amending and restating its senior credit facility ($3.9 million) and closing its Canton, Mississippi facility ($0.2 million).

     Net sales for the first quarter of 2004 were $49.9 million, a decrease of 23.3% from the 2003 first quarter net sales of $65.1 million. The decrease is a result of a decline in both the food service and hospitality markets. Sales in the food service market declined as a result of the successful completion of the Boston Market remodeling program in the first quarter of 2003. Excluding the impact from Boston Market, the Company's sales to the food service market increased during the first quarter of 2004. The decrease in the hospitality market reflects the continued weak market conditions, which has led to a decline in new construction and a deferral of refurbishments. However, leading indicators, such as, revenue per available room and occupancy percentages, are showing signs of improvement.

     Cost of sales was $42.2 million for the first quarter of 2004, a decrease of 16.1% from $50.3 million in the first quarter of 2003. Gross margin decreased to $7.7 million for the first quarter of 2004, from $14.8 million in the same quarter of 2003. Gross margin as a percentage of net sales decreased to 15.4% in 2004, compared to 22.7% in 2003. The decrease in gross margin and gross margin as a percentage of net sales is mainly the result of decreased sales volume. Additionally, pricing and product mix pressure, limited primarily to the hospitality market, as well as inefficiencies and additional costs incurred during the transition of manufacturing from Canton to other facilities, also negatively impacted gross margin.

     Selling, general and administrative expenses were $10.5 million in the first quarter of 2004, compared to $10.8 million in the first quarter of 2003. Selling, general and administrative expenses as a percentage of net sales were 21.1% for the first quarter of 2004, compared to 16.6% for the first quarter of 2003. The increase in the S,G&A expense ratio is a reflection of the decrease in sales.

     In the first quarter of 2004, the Company recorded income tax expense of $0.2 million on a loss before income taxes of $12.0 million due to recording a deferred tax asset valuation allowance of $4.5 million, non-deductible permanent tax items and state, local and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net working capital was a negative $21.0 million as of January 31, 2004, compared with $47.5 million at November 1, 2003, due to the classification change of the bank credit agreement. The Company's ratio of current assets to current liabilities decreased to 0.8 to 1.0 at January 31, 2004 from 1.9 to 1.0 at November 1, 2003.

     Cash used in operating activities was $7.1 million and $3.8 million in the first quarter of 2004 and 2003, respectively. The cash used in the first quarter of 2004 was mainly for the payment of interest and accounts payable. During the first three months of 2004 and 2003, the Company incurred $0.7 million for capital expenditures. Cash provided by financing activities was $7.6 million and $4.0 million in the first quarter of 2004 and 2003, respectively, relating to the refinancing of the senior credit facility in the first quarter of 2004 and net borrowings under the Company's revolving line of credit in 2003.

     On January 15, 2004, the Company amended and restated its existing credit agreement with a group of financial institutions. The amended and restated agreement provides for an $89.3 million total credit facility, consisting of (i) a $33.8 million revolving credit facility, (ii) a $5.6 million amortizing term loan A and (iii) a $50 million non-amortizing term loan B. The term loan A requires quarterly principal payments of $0.2 million commencing on April 1, 2004. The revolving credit facility bears interest at the Company's option at (i) the London Interbank Offered Rate ("LIBOR") plus 3.00% or (ii) the Base Rate (as defined) plus 1.00%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.25% or
(ii) the Base Rate plus 1.25%. The term loan B bears interest at 15.0%, of which 6.0% is payable on a current basis as provided in the agreement and the balance of the interest equal to 9.0% is accrued and added to the outstanding principal balance each month.

     At January 31, 2004, the Company had $13.5 million outstanding under this revolving line of credit. In addition, approximately $5.0 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

     In connection with the refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA, as defined in the credit agreement. When finalizing the first quarter results, the Company determined it was not in compliance with the January 15, 2004 amended covenants. The Company obtained a waiver for its non-compliance which eased its covenants for the second and third quarters of 2004.

     Specifically, the fixed charge coverage ratio was reduced from .60 and ..70 to 1.0 for the second and third quarters respectively, to .50 and .60 to
1.0. The minimum EBITDA requirement was reduced from $15 million to $14 million in the second quarter and from $19 million to $17 million in the third quarter. The maximum secured debt to EBITDA ratio was increased from
4.25 and 4.00 to 5.10 and 4.20 for the
second and third quarters, respectively. For the fourth quarter of 2004 all covenant requirements remained as per the original agreement.

     In addition to the above, the Domestic EBITDA requirement was eliminated. No other financial covenants were changed. In exchange for the waiver and the eased second and third quarter covenants, the Company is obligated to pay interest of 16% versus 15% until which time the Company can demonstrate a last twelve months EBITDA of more than $20 million in which case the interest rate will adjust back to 15%. Further, the prepayment penalty was extended to three years from the original two years.

     Due to the uncertainty surrounding future debt covenant compliance, the Company has classified the credit agreement debt in current maturities of long-term debt in the consolidated balance sheet. If the Company achieves significant improvement in operating results as a result of the cost savings initiatives it has implemented, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

     On December 15, 2003, the Company sold $4.15 million of 12% junior subordinated convertible debentures (the "Debentures") due 2010. The Debentures were sold mainly to directors and other related parties of the Company. Interest is payable semiannually on June 15 and December 15, commencing June 15, 2004. The holder of the Debentures is entitled, at his or her option, at any time preceding maturity to convert the principal amount of the Debentures into the Company's common stock at a conversion price of $6.44 per share. The Company may redeem the Debentures at any time prior to December 15, 2008 at 106% of the outstanding principal, provided, however, that as of the business day prior to the giving notice of such redemption, the closing price of the Company's stock has been at least $9.30 per share for at least 20 consecutive trading days immediately preceding the date that the redemption notice is given.

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

Item 4. - Controls and Procedures
          -----------------------

     (a) Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

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

     (b) Changes in Internal Control Over Financial Reporting.
         ----------------------------------------------------

     The Company's management, including the Company's Chairman and Chief Executive Officer and its President and Chief Operating Officer (acting Chief Financial Officer), has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the Company's first quarter of its 2004 fiscal year that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting, including corrective actions with regards to the deficiencies noted above.

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

          None.

Item 5. - Other Information
          -----------------

          None.

Item 6. - Exhibits and Reports on Form 8-K
          --------------------------------

          (a) Exhibits

              10.1 Waiver and Amendment No. 1 to Amended and Restated Loan and Security Agreement

              31.1   Certification of Chief Executive Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act.

              31.2   Certification of Chief Financial Officer pursuant to
                     Section 302 of the Sarbanes-Oxley Act.

              32.1   Certification of Chief Executive Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act.

              32.2   Certification of Chief Financial Officer pursuant to
                     Section 906 of the Sarbanes-Oxley Act.

          (b) Reports on Form 8-K:

              On February 11, 2004, a Form 8-K was filed under Items 7 and 12 announcing the Company's financial results for the fourth fiscal quarter ended November 1, 2003.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FALCON PRODUCTS, INC.

Date: March 15, 2004                    /s/ Franklin A. Jacobs
                                        ----------------------
                                        Franklin A. Jacobs
                                        Chief Executive Officer
                                        and Chairman of the Board

Date: March 15, 2004                    /s/ David L. Morley
                                        -------------------
                                        David L. Morley
                                        President and Chief Operating Office
                                          (acting Chief Financial Officer)