Form 10-Q
period 2004-05-01
FALCON PRODUCTS INC /DE/
filed 2004-06-15
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  FORM 10-Q


                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended May 1, 2004

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

                               (314) 991-9200
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such
filing requirements for the past 90 days.  YES    X       NO
                                               --------      --------

As of June 15, 2004, the registrant had 9,791,977 shares of common stock, $.02 par value, outstanding.

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
                                                          (Unaudited)

                                                                      Thirteen                          Twenty-Six
                                                                    Weeks Ended                         Weeks Ended
                                                          --------------------------------    -------------------------------
                                                              May 1,           May 3,            May 1,            May 3,
(In thousands, except per share data)                          2004             2003              2004              2003
                                                          -------------     --------------    -------------    --------------
Net sales                                                 $      55,133     $       58,710    $     105,024    $      123,844

Cost of sales                                                    42,235             44,834           84,429            95,180
                                                          -------------     --------------    -------------    --------------

     Gross margin                                                12,898             13,876           20,595            28,664

Selling, general and administrative expenses                     10,787             10,590           21,325            21,409

Interest expense, net                                             5,626              4,063           10,734             8,131

Minority interest in consolidated subsidiary                         19                (16)             (37)               49

Loss on early extinguishment of debt                                  -                  -            3,947                 -

Restructuring charge                                                546                  -              740                 -
                                                          -------------     --------------    -------------    --------------

     Loss before income taxes                                    (4,080)              (761)         (16,114)             (925)

Income tax expense (benefit)                                        226               (133)             422                (1)
                                                          -------------     --------------    -------------    --------------

     Net loss                                             $      (4,306)    $         (628)   $     (16,536)   $         (924)
                                                          =============     ==============    =============    ==============

Basic and diluted loss per share                          $       (0.46)    $        (0.07)   $       (1.78)   $        (0.10)
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

                                    Falcon Products, Inc. and Subsidiaries
                                    --------------------------------------
                                         Consolidated Balance Sheets
                                         ---------------------------

(In thousands, except share data)                                               (Unaudited)
                                                                                  May 1,          November 1,
Assets                                                                             2004               2003
------                                                                          ----------        -----------
Current assets:
    Cash and cash equivalents                                                   $    1,046        $     1,356
    Accounts receivable, less allowances
        of $829 and $861, respectively                                              26,718             31,877
    Inventories                                                                     63,794             62,525
    Prepayments and other current assets                                             6,218              5,344
                                                                                ----------        -----------
           Total current assets                                                     97,776            101,102
                                                                                ----------        -----------
Property, plant and equipment:
    Land                                                                             2,888              2,872
    Buildings and improvements                                                      19,313             19,175
    Machinery and equipment                                                         51,953             51,235
                                                                                ----------        -----------
                                                                                    74,154             73,282
    Less: accumulated depreciation                                                  39,067             36,703
                                                                                ----------        -----------
           Net property, plant and equipment                                        35,087             36,579
                                                                                ----------        -----------
Other assets, net of accumulated amortization:
    Goodwill                                                                       117,474            117,474
    Other                                                                           12,032             11,385
                                                                                ----------        -----------
           Total other assets                                                      129,506            128,859
                                                                                ----------        -----------

Total Assets                                                                    $  262,369        $   266,540
                                                                                ==========        ===========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $   26,539        $    27,612
    Customer deposits                                                                5,653              5,249
    Accrued liabilities                                                             14,521             16,842
    Current maturities of long-term debt                                            72,470              3,900
                                                                                ----------        -----------
           Total current liabilities                                               119,183             53,603
Long-term obligations:
     Long-term debt                                                                105,874            161,485
     Minority interest in consolidated subsidiary                                      785                822
     Other                                                                          11,729             12,046
                                                                                ----------        -----------
           Total liabilities                                                       237,571            227,956
                                                                                ----------        -----------
Stockholders' equity:
    Common stock, $.02 par value: authorized 20,000,000 shares;
        issued 9,915,117 shares                                                        198                198
    Additional paid-in capital                                                      47,376             47,376
    Treasury stock, at cost (123,140 and 917,053 shares, respectively)              (1,059)           (10,493)
    Accumulated other comprehensive loss                                            (6,688)            (7,004)
    Retained earnings (deficit)                                                    (15,029)             8,507
                                                                                ----------        -----------
           Total stockholders' equity                                               24,798             38,584
                                                                                ----------        -----------

Total Liabilities and Stockholders' Equity                                      $  262,369        $   266,540
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

                                                                                     Twenty-Six Weeks Ended
                                                                                ---------------------------------
(In thousands)                                                                      May 1,            May 3,
                                                                                     2004              2003
                                                                                ---------------   ---------------
Cash flows from operating activities:
    Net loss                                                                    $       (16,536)  $          (924)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                      4,511             4,622
       Minority interest in consolidated subsidiary                                         (37)               49
       Loss on early extinguishments of debt                                              3,947                -
       Change in assets and liabilities:
                       Accounts receivable                                                4,891             3,412
                       Inventories                                                       (1,174)           (6,764)
                       Prepayments and other current assets                                (874)            1,451
                       Other assets                                                        (336)           (1,582)
                       Accounts payable and customer deposits                              (372)            2,640
                       Accrued liabilities                                               (2,377)           (2,862)
                       Other liabilities                                                   (454)           (1,314)
                                                                                ---------------   ---------------
               Cash used in operating activities                                         (8,811)           (1,272)
                                                                                ---------------   ---------------
Cash flows from investing activities:
    Additions to property, plant and equipment                                             (879)           (1,288)
                                                                                ---------------   ---------------
               Cash used in investing activities                                           (879)           (1,288)
                                                                                ---------------   ---------------
Cash flows from financing activities:
    Common stock issuances                                                                2,431               320
    Repayment of long-term debt                                                         (42,796)           (5,385)
    Proceeds from long-term debt                                                         55,659             7,159
    Deferred debt issuance costs                                                         (5,914)               -
                                                                                ---------------   ---------------
                Cash provided by financing activities                                     9,380             2,094
                                                                                ---------------   ---------------
Decrease in cash and cash equivalents                                                      (310)             (466)
Cash and cash equivalents-beginning of period                                             1,356             1,646
                                                                                ---------------   ---------------
Cash and cash equivalents-end of period                                         $         1,046   $         1,180
                                                                                ===============   ===============

Supplemental cash flow information:
    Cash paid for interest                                                      $         8,363   $         7,525
                                                                                ===============   ===============

    Cash paid for (refund of) taxes, net                                        $           276   $        (3,582)
                                                                                ===============   ===============

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
           For the Thirteen and Twenty-Six Weeks Ended May 1, 2004
           -------------------------------------------------------

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

Note 2 - Management Plan

     The Company experienced a net loss in the second quarter of 2004 due to the decline in volume and increased interest costs. As a result of the loss, the Company was not in compliance with its financial covenants under its credit agreement as of May 1, 2004. (see Note 6).

     There was significant progress in the second quarter of this year toward our cost reduction targets. The company successfully closed the Canton, Mississippi facility and moved production to other facilities. In the second quarter, the Company's gross margin increased due to the savings from this initiative as well as actions taken during the quarter to reduce the cost of quality. The Company also made headcount reductions to its selling, general and administrative departments.

     While the Company's declining sales trend has continued, the Company has remained focused on managing costs and improving operating performance. The second quarter results substantiate the progress the Company is making toward its goals.

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

Note 4 - Restructuring Charge

     During the second quarter and first half of 2004, the Company recorded a restructuring charge of $0.5 million and $0.7 million, respectively. This charge was the result of the Company closing its Canton, Mississippi facility. The transfer of production to the other facilities was completed at the end of January 2004.

A summary of 2004 activity is as follows:

In thousands
Liability - November 1, 2003                                      $ 500
Charges - Employee severance, real estate exit
          costs and other costs                                     740
Payments made:
   Employee severance                                              (231)
   Real estate exit and other costs                                (637)
                                                                  -----
Liability - May 1, 2004                                           $ 372
                                                                  =====

     The Company expects to expense future cash costs of approximately $0.7 million to $0.9 million associated with closing its Canton, Mississippi facility.

Note 5 - Inventories

     Inventories consisted of the following:

                                         May 1,          November 1,
In thousands                              2004              2003
                                        --------         -----------
Raw materials.......................    $ 39,789         $   40,896
Work in process.....................      17,324             15,728
Finished goods......................       6,681              5,901
                                        --------         ----------
                                        $ 63,794         $   62,525
                                        ========         ==========

Note 6 - Long-Term Debt

     On January 15, 2004, the Company amended and restated its existing credit agreement with a group of financial institutions. The amended and restated agreement provides for an $89.3 million total credit facility, consisting of (i) a $33.8 million revolving credit facility, (ii) a $5.6 million amortizing term loan A and (iii) a $50 million non-amortizing term loan B. The term loan A requires quarterly principal payments of $0.2 million commencing on April 1, 2004. The revolving credit facility bears interest at the Company's option at (i) the London Interbank Offered Rate ("LIBOR") plus 3.00% or (ii) the Base Rate (as defined) plus 1.00%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.25% or
(ii) the Base Rate plus 1.25%. Prior to the amendment, the term loan B bore interest at 16.0%, of which 6.0% was payable on a current basis as provided in the agreement and the balance of the interest equal to 10.0% was accrued and added to the outstanding principal balance each month.

     At May 1, 2004, the Company had $13.2 million outstanding under this revolving line of credit. In addition, approximately $5.2 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

     In connection with the refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA, as defined in the credit agreement. At January 31, 2004, the Company was not in compliance with its debt covenants and obtained a waiver and revised its debt covenants. At May 1, 2004, the Company was not in compliance with the amended covenants. The Company obtained a waiver for its non-compliance that eased its covenants for the third and fourth quarters of 2004.

     Specifically, the fixed charge coverage ratio was reduced from 0.60 and
1.05 to 1.0 for the third and fourth quarters respectively, to 0.35 and 0.65 to 1.0. The minimum EBITDA requirement was reduced from $17 million to $12 million in the third quarter and from $25 million to $19 million in the fourth quarter. The maximum secured debt to EBITDA ratio was increased from
4.2 and 3.0 to 7.4 and 4.7 for the third and fourth quarters, respectively. A working capital covenant was added.

     In exchange for the waiver and the eased third and fourth quarter covenants, the Company is obligated to pay interest on its term B loan of 18% of which 7.0% is payable on a current basis and 11.0% is accrued and added to the outstanding principal balance each month. Further, the prepayment penalty was extended to four years from the amended three years and ten year warrants to purchase 1,841,715 shares of the common stock of the Company at an exercise price of $0.02 per share were issued to the term B lender. The term loan B was increased to $60 million from $50 million and a commitment fee of $0.75 million was paid on the additional $10 million. In addition, the Company agreed to raise $2.5 million in new equity or junior securities by September 30, 2004.

     Due to the uncertainty surrounding future debt covenant compliance and the ability to raise new equity, the Company has classified the credit agreement debt in current maturities of long-term debt in its consolidated balance sheet. If the Company achieves significant improvement in operating results as a result of the cost savings initiatives it has implemented and is able to raise new equity, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

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

Note 7 - Stockholders' Equity

     On April 6, 2004, the Company completed a $2.1 million private placement of 700,000 shares of its common stock at a sales price of $3.00 per share, the closing price of the common stock on the New York Stock Exchange on April 5, 2004. Directors and officers of the Company purchased approximately 366,667 shares of the common stock sold in the private placement.

     Subsequent to the end of the second quarter, in connection with the waiver of covenant non-compliance and the amendment to the loan agreement increasing the term loan and easing covenants for the third and fourth quarters described above, the Company issued warrants to its term B lender to purchase 1,841,715 shares of its common stock at an exercise price of $0.02 per share. The warrants are for a term of 10 years and include anti-dilution provisions including provisions related to future issuances of common stock at below market value. In connection with the issuance of the warrants, the Company granted certain registration rights to the holder.

Note 8 - Earnings Per Share

     The following table reconciles net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted loss per share:

                                                        Thirteen Weeks Ended                   Twenty-Six Weeks Ended
                                                     ---------------------------             ---------------------------
In thousands,                                         May 1,              May 3,              May 1,              May 3,
except per-share data                                  2004               2003                 2004               2003
                                                     --------            -------             --------            -------
Net loss...........................................  $ (4,306)           $  (628)            $(16,536)           $  (924)

Weighted average shares outstanding..........           9,370              9,057                9,266              9,052
Assumed exercise of options....................           -                  -                    -                  -
                                                     --------            -------             --------            -------
Weighted average diluted shares outstanding             9,370              9,057                9,266              9,052
                                                     ========            =======             ========            =======
Basic loss per share................................ $  (0.46)           $ (0.07)            $  (1.78)           $ (0.10)
                                                     ========            =======             ========            =======
Diluted loss per share.............................  $  (0.46)           $ (0.07)            $  (1.78)           $ (0.10)
                                                     ========            =======             ========            =======

     Basic loss per share was computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Outstanding options to purchase shares and the convertible debentures were not included in the computation of diluted loss per share because the shares were antidilutive.

Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) includes, in addition to net loss, the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                  Thirteen Weeks Ended                Twenty-Six Weeks Ended
                                -------------------------           --------------------------
                                 May 1,            May 3,            May 1,             May 3,
                                  2004              2003              2004               2003
                                --------          -------           --------           -------
Net loss                        $ (4,036)         $  (628)          $(16,536)          $  (924)
Translation adjustments             (152)             477                316             1,187
                                --------          -------           --------           -------
Comprehensive income (loss)     $ (4,188)         $  (151)          $(16,220)          $   263
                                ========          =======           ========           =======

Note 10 - Recently Issued Accounting Standards

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

     Pro forma net loss in the following table was prepared as if the Company had accounted for its stock option plans under the fair market value method.

                                                       Thirteen Weeks Ended               Twenty-Six Weeks Ended
                                                     ------------------------           --------------------------
                                                       May 1,          May 3,            May 1,            May 3,
In thousands                                           2004             2003              2004              2003
                                                     --------         -------           --------          --------
Net loss                                             $ (4,306)        $  (628)          $(16,536)         $   (924)
Fair value of stock-based employee compensation          (189)           (156)              (393)             (311)
                                                     --------         -------           --------          --------
Net loss - pro forma                                 $ (4,495)        $  (784)          $(16,929)         $ (1,235)
                                                     ========         =======           ========          ========

Net loss per share - pro forma                       $  (0.48)        $ (0.09)          $  (1.83)         $  (0.14)
                                                     ========         =======           ========          ========

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R)," which retains the disclosure requirements in SFAS No. 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor's investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. The following table presents the Company's net periodic benefit cost for pension benefits.

                                            Thirteen Weeks Ended              Twenty-Six Weeks Ended
                                           ----------------------            -------------------------
                                           May 1,          May 3,            May 1,            May 3,
In thousands                                2004            2003              2004              2003
                                           ------          ------            -------           -------
Service cost                               $  113          $  504            $   185           $   968
Interest cost                                 666             833              1,089             1,598
Expected return on plan assets               (643)           (673)            (1,052)           (1,292)
Amortization of prior service cost              5              71                  8               136
Recognized net actuarial loss                 137             228                225               437
                                           ------          ------            -------           -------
Net periodic benefit cost                  $  278          $  963             $  455           $ 1,847
                                           ======          ======             ======           =======

     The total amount of contributions paid, and expected to be paid, do not differ significantly from amounts previously disclosed.

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

                                                   Falcon Products, Inc.
                                           Consolidating Statement of Operations
                                         For the Thirteen Weeks Ended May 1, 2004

In thousands                                          Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations     Total
                                                     --------      ---------     -------------      ------------   --------
Net sales                                            $      -      $  51,971           $ 5,536       $ (2,374)     $ 55,133
Cost of sales                                               -         39,591             5,018         (2,374)       42,235
Selling, general and administrative expenses                -          9,776             1,011              -        10,787
Equity in earnings (loss) of subsidiary                (4,306)             -                 -          4,306             -
Interest expense, net                                       -          5,593                33              -         5,626
Minority interest in consolidated subsidiary                -             19                 -              -            19
Restructuring charge                                        -            546                 -              -           546
                                                     --------      ---------           -------       --------      --------
      Earnings (loss) before income taxes              (4,306)        (3,554)             (526)         4,306        (4,080)
Income tax expense                                          -             31               195              -           226
                                                     --------      ---------           -------       --------      --------
      Net earnings (loss)                            $ (4,306)     $  (3,585)          $  (721)      $  4,306      $ (4,306)
                                                     ========      =========           =======       ========      ========

                                                   Falcon Products, Inc.
                                           Consolidating Statement of Operations
                                         For the Thirteen Weeks Ended May 3, 2003

In thousands                                          Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations     Total
                                                     --------      ---------     -------------      ------------   --------
Net sales                                            $      -      $ 56,007            $ 6,144       $ (3,441)     $ 58,710
Cost of sales                                               -        42,981              5,294         (3,441)       44,834
Selling, general and administrative expenses                -         9,747                843              -        10,590
Equity in earnings (loss) of subsidiary                  (628)            -                  -            628             -
Interest expense, net                                       -         4,027                 36              -         4,063
Minority interest in consolidated subsidiary                -           (16)                 -              -           (16)
                                                     --------      --------            -------       --------      --------
      Earnings (loss) before income taxes                (628)         (732)               (29)           628          (761)
Income tax expense (benefit)                                -          (191)                58              -          (133)
                                                     --------      --------            -------       --------      --------
      Net earnings (loss)                            $   (628)     $   (541)           $   (87)      $    628      $   (628)
                                                     ========      ========            =======       ========      ========




                                                  Falcon Products, Inc.
                                          Consolidating Statement of Operations
                                       For the Twenty-Six Weeks Ended May 1, 2004

In thousands                                          Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations     Total
                                                     --------      ---------     -------------      ------------   ---------
Net sales                                            $      -      $  98,024          $ 11,679      $  (4,679)     $ 105,024
Cost of sales                                               -         79,011            10,097         (4,679)        84,429
Selling, general and administrative expenses                -         19,213             2,112              -         21,325
Equity in earnings (loss) of subsidiary               (16,536)             -                 -         16,536              -
Interest expense, net                                       -         10,646                88              -         10,734
Minority interest in consolidated subsidiary                -            (37)                -              -            (37)
Loss on early extinguishments of debt                       -          3,947                 -              -          3,947
Restructuring charge                                        -            740                 -              -            740
                                                     --------      ---------          --------      ---------      ---------
      Earnings (loss) before income taxes             (16,536)       (15,496)             (618)        16,536        (16,114)
Income tax expense                                          -             31               391              -            422
                                                     --------      ---------          --------      ---------      ---------
      Net earnings (loss)                            $(16,536)     $ (15,527)         $ (1,009)     $  16,536      $ (16,536)
                                                     ========      =========          ========      =========      =========

                                                  Falcon Products, Inc.
                                          Consolidating Statement of Operations
                                        For the Twenty-Six Weeks Ended May 3, 2003

In thousands                                          Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations     Total
                                                     --------      ---------     -------------      ------------   ---------
Net sales                                            $      -      $118,364          $ 12,633       $   (7,153)    $ 123,844
Cost of sales                                               -        91,225            11,108           (7,153)       95,180
Selling, general and administrative expenses                -        19,947             1,462                -        21,409
Equity in earnings (loss) of subsidiary                  (924)            -                 -              924             -
Interest expense, net                                       -         8,054                77                -         8,131
Minority interest in consolidated subsidiary                -            49                 -                -            49
                                                     --------      --------          --------       ----------     ---------
      Earnings (loss) before income taxes                (924)         (911)              (14)             924          (925)
Income tax expense (benefit)                                -           (65)               64                -            (1)
                                                     --------      --------          --------       ----------     ---------
      Net earnings (loss)                            $   (924)     $   (846)         $    (78)      $      924     $    (924)
                                                     ========      ========          ========       ==========     =========




                                                       Falcon Products, Inc.
                                                    Consolidating Balance Sheet
                                                         As of May 1, 2004

         In thousands                                 Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations          Total
                                                     --------      ---------     -------------      ------------        ---------
Assets
         Cash and cash equivalents                   $      -      $     239     $         807      $          -        $   1,046
         Accounts receivable                                -         22,559             4,159                 -           26,718
         Inventories                                        -         57,869             5,925                 -           63,794
         Other current assets                               -          4,873             1,345                 -            6,218
                                                     --------      ---------     -------------      ------------        ---------
               Total current assets                         -         85,540            12,236                 -           97,776
         Property, plant and equipment, net                 -         23,167            11,920                 -           35,087
         Investment in subsidiaries                    24,798              -                 -           (24,798)               -
         Goodwill and other assets                          -        129,451                55                 -          129,506
                                                     --------      ---------     -------------      ------------        ---------
Total assets                                         $ 24,798      $ 238,158     $      24,211      $    (24,798)       $ 262,369
                                                     ========      =========     =============      ============        =========


Liabilities and Stockholders' Equity
         Current liabilities                         $      -      $ 107,454     $      11,729      $          -        $ 119,183
         Long-term debt                                     -        104,149             1,725                 -          105,874
         Other long-term liabilities                        -         12,093               421                 -           12,514
                                                     --------      ---------     -------------      ------------        ---------
Total liabilities                                           -        223,696            13,875                 -          237,571
Total stockholders' equity                             24,798         14,462            10,336           (24,798)          24,798
                                                     --------      ---------     -------------      ------------        ---------
Total liabilities and stockholders' equity           $ 24,798      $ 238,158     $      24,211      $    (24,798)       $ 262,369
                                                     ========      =========     =============      ============        =========


                                                        Falcon Products, Inc.
                                                     Consolidating Balance Sheet
                                                       As of November 1, 2003

         In thousands                                 Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations          Total
                                                     --------      ---------     -------------      ------------        ---------
Assets
         Cash and cash equivalents                   $      -      $     325     $       1,031      $          -        $   1,356
         Accounts receivable                                -         28,944             2,933                 -           31,877
         Inventories                                        -         56,802             5,723                 -           62,525
         Other current assets                               -          4,277             1,067                 -            5,344
                                                     --------      ---------     -------------      ------------        ---------
               Total current assets                         -         90,348            10,754                 -          101,102
         Property, plant and equipment, net                 -         24,593            11,986                 -           36,579
         Investment in subsidiaries                    38,584              -                 -           (38,584)               -
         Intangibles and other assets                       -        128,804                55                 -          128,859
                                                     --------      ---------     -------------      ------------        ---------
Total assets                                         $ 38,584      $ 243,745     $      22,795      $    (38,584)       $ 266,540
                                                     ========      =========     =============      ============        =========

Liabilities and Stockholders' Equity
         Current liabilities                         $      -      $  44,212     $       9,391      $          -        $  53,603
         Long-term debt                                     -        159,708             1,777                 -          161,485
         Other long-term liabilities                        -         12,586               282                 -           12,868
                                                     --------      ---------     -------------      ------------        ---------
Total liabilities                                           -        216,506            11,450                 -          227,956
Total stockholders' equity                             38,584         27,239            11,345           (38,584)          38,584
                                                     --------      ---------     -------------      ------------        ---------
Total liabilities and stockholders' equity           $ 38,584      $ 243,745     $      22,795      $    (38,584)       $ 266,540
                                                     ========      =========     =============      ============        =========


                                                        Falcon Products, Inc.
                                                Consolidating Statement of Cash Flows
                                              For the Twenty-Six Weeks Ended May 1, 2004

         In thousands                                 Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations          Total
                                                     --------      ---------     -------------      ------------        ---------
Cash provided by (used in) operating activities      $      -      $  (9,051)    $         240      $          -        $   (8,811)
                                                     --------      ---------     -------------      ------------        ----------
Cash flows from investing activities
         Additions to property, plant and
           equipment, net                                   -           (467)             (412)                -              (879)
         Cash received from (contributed to)
           subsidiary                                  (2,431)         2,431                 -                 -                 -
                                                     --------      ---------     -------------      ------------        ----------
Cash used in investing activities                      (2,431)         1,964              (412)                -              (879)
                                                     --------      ---------     -------------      ------------        ----------

Cash flows from financing activities
         Additions (repayments) of long-term
            debt, net                                       -         12,915               (52)                -            12,863
         Deferred debt issuance costs                       -         (5,914)                -                 -            (5,914)
         Common stock issuances                         2,431              -                 -                 -             2,431
                                                     --------      ---------     -------------      ------------        ----------
Cash provided by financing activities                   2,431          7,001               (52)                -             9,380
                                                     --------      ---------     -------------      ------------        ----------
Net change in cash and cash equivalents              $      -      $     (86)    $        (224)     $          -        $     (310)
                                                     ========      =========     =============      ============        ==========

                                                        Falcon Products, Inc.
                                                Consolidating Statement of Cash Flows
                                              For the Twenty-Six Weeks Ended May 3, 2003

         In thousands                                 Parent         Total           Total
                                                      Company      Guarantor     Non-Guarantor      Eliminations          Total
                                                     --------      ---------     -------------      ------------        ---------
Cash used in operating activities                    $      -      $  (1,128)    $        (144)     $          -        $  (1,272)
                                                     --------       --------     -------------      ------------        ---------

Cash flows from investing activities
         Additions to property, plant and
            equipment, net                                  -         (1,083)             (205)                -           (1,288)
         Cash received from (contributed to)
            subsidiary                                   (320)           320                 -                 -                -
                                                     --------       --------     -------------      ------------        ---------
Cash used in investing activities                        (320)          (763)             (205)                -           (1,288)
                                                     --------       --------     -------------      ------------        ---------

Cash flows from financing activities
         Common stock issuances                           320              -                 -                 -              320
         Additions to long-term debt, net                   -          1,637               137                 -            1,774
                                                     --------       --------     -------------      ------------        ---------
Cash provided by financing activities                     320          1,637               137                 -            2,094
                                                     --------       --------     -------------      ------------        ---------
Net change in cash and cash equivalents              $      -       $   (254)    $        (212)     $          -        $    (466)
                                                     ========       ========     =============      ============        =========


Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

     Forward Looking Statements

     Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that are dependent upon a number of factors such as:
     o    Loss of key customers or suppliers within specific industries,
     o    Availability or cost of raw materials,
     o Increased competitive pricing pressures reflecting industry conditions,
     o    General demand for products,
     o    General economic conditions,
     o    Economic conditions in the markets served by the Company,
     o Ability of the Company to service its debt obligations and satisfy the covenants in its loan agreement,
     o    and other factors,
 all of which are difficult to predict and most of which are beyond the Company's control. Actual results could differ materially from those expressed in the forward-looking statements. Please review the Company's 10-K and most recent 10-Q reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                              Thirteen                  Twenty-Six
                                                             Weeks Ended                Weeks Ended
                                                       ----------------------       ---------------------
                                                       May 1,         May 3,         May 1,        May 3,
                                                        2004          2003           2004          2003
                                                       ------         ------         ------        ------
Net sales                                              100.0%         100.0%         100.0%        100.0%
Cost of sales                                           76.6           76.4           80.4          76.9
                                                       -----          -----          -----         -----
Gross margin                                            23.4           23.6           19.6          23.1
Selling, general and administrative expenses            19.6           18.0           20.3          17.3
Interest expense, net                                   10.2            6.9           10.2           6.6
Loss on early extinguishments of debt                     -              -             3.7            -
Restructuring charge                                     1.0             -             0.7            -
                                                       -----          -----          -----         -----
Earnings (loss) before income taxes                     (7.4)          (1.3)         (15.3)         (0.8)
Income tax expense (benefit)                             0.4           (0.2)           0.4            -
                                                       -----          -----          -----         -----
Net earnings (loss)                                     (7.8)%         (1.1)%        (15.7)%        (0.8)%
                                                       =====          =====          =====         =====

Thirteen weeks ended May 1, 2004, compared to the thirteen weeks ended May
3, 2003

     The Company reported a net loss of $4.3 million, or $0.46 per diluted share and $0.6 million, or $0.07 per diluted share in the second quarter of 2004 and 2003, respectively. Weighted average shares outstanding were 9.4 million and 9.1 million shares in the second quarter of 2004 and 2003, respectively.

     During the second quarter of 2004, the Company recorded a pre-tax charge of $0.5 million related to the closing of the Canton, Mississippi facility.

     Net sales for the second quarter of 2004 were $55.1 million, a decrease of 6.1% from the second quarter of 2003 net sales of $58.7 million. The decrease is a result of a decline in the hospitality market. Sales within the food service and contract office markets experienced sales growth in the second quarter of 2004 as compared to the second quarter of 2003. The decrease in the hospitality market reflects the continued weak market conditions, which has led to a decline in new construction and a deferral of hotel refurbishments. However, leading indicators, such as revenue per available room and occupancy percentages, are showing signs of improvement.

     Cost of sales was $42.2 million in the second quarter of 2004, a decrease of 5.8% from $44.8 million in the second quarter of 2003. Gross margin decreased to $12.9 million for the second quarter of 2004, from $13.9 million in the same quarter of 2003. Gross margin as a percentage of net sales decreased to 23.4% in 2004, from 23.6% in 2003. Gross margin as a percentage of net sales was negatively impacted by the decline in sales, which reduced fixed overhead absorption at the manufacturing plants. The Company partially offset these items through cost reduction activities at the manufacturing plants.

     Selling, general and administrative expenses were $10.8 million in the second quarter of 2004, compared to $10.6 million in the second quarter of 2003. The increase in selling, general and administrative expenses is a result of increased spending on marketing for shows and sales promotions and increased spending on professional services, partially offset by headcount reductions. Selling, general and administrative expenses as a percentage of net sales were 19.6% for the second quarter of 2004, compared to 18.0% for the second quarter of 2003.

     In the second quarter of 2004, the Company recorded income tax expense of $0.2 million on a loss before income taxes of $4.1 million due to recording a deferred tax asset valuation allowance of $1.6 million, non-deductible permanent tax items and state, local and foreign taxes.

Twenty-six weeks ended May 1, 2004, compared to the twenty-six weeks ended May 3, 2003

     The Company reported a net loss of $16.5 million and $0.9 million in the first half of 2004 and 2003, respectively. Net loss per share was $ (1.78) and $(0.10) in the first twenty-six weeks of 2004 and 2003, respectively. Weighted average shares outstanding were 9.3 million and 9.1 million shares in the first half of 2004 and 2003, respectively.

     During the first six months of 2004, the Company recorded charges of $4.7 million. These charges were the result of the Company amending and restating its senior credit facility ($3.9 million) and closing its Canton, Mississippi facility ($0.7 million).

     Net sales for the first half of 2004 were $105.0 million, a decrease of 15.2% from the first half of 2003 net sales of $123.8 million. The decrease is a result of decreases in both the hospitality and food service markets. Sales in the food service market decreased as a result of the successful completion the Boston Market remodeling program in the first quarter of 2003. Excluding the impact from Boston Market, the Company's sales to the food service market increased during the first half of 2004. The decrease in the hospitality market reflects the continued weak market conditions, which has led to a decline in new construction and a deferral of hotel refurbishments. However, leading indicators, such as revenue per available room and occupancy percentages, are showing signs of improvement.

     Cost of sales was $84.4 million in the first half of 2004, a decrease of 11.3% from $95.2 million in the first half of 2003. Gross margin decreased to $20.6 million for the first half of 2003 from $28.7 million in the first half of 2003. Gross margin as a percentage of net sales decreased to 19.6% in 2004, compared to 23.1% in 2003. The decrease in gross margin as a percentage of net sales is mainly the result of decreased sales volume. Additionally, pricing and product mix pressure, limited primarily to the hospitality market, as well as inefficiencies and additional costs incurred in the 1st quarter of 2004 during the transition of manufacturing from the Canton, Mississippi facility to the other facilities, negatively impacted gross margin.

     Selling, general and administrative expenses were $21.3 million in the first half of 2004, compared to $21.4 million in the first half of 2003. The reduction of selling, general and administrative expenses was a result of lower variable selling costs due to lower sales. Selling, general and administrative expenses as a percentage of net sales were 20.3% for the first half of 2004, compared to 17.3% for the first half of 2003.

     In the first half of 2004, the Company recorded income tax expense of $0.4 million on a loss before income taxes of $16.1 million due to recording a deferred tax asset valuation allowance of $6.1 million, non-deductible permanent tax items and state, local and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net working capital was a negative $21.4 million as of May 1, 2004, compared with $47.5 million at November 1, 2003, due to the classification change of the bank credit agreement. The Company's ratio of current assets to current liabilities decreased to 0.8 to 1.0 at May 1, 2004 from 1.9 to 1.0 at November 1, 2003.

     Cash used in operating activities was $8.8 million and $1.3 million in the first half of 2004 and 2003, respectively. The cash used in operations during the first half of 2004 was mainly used to support the operating loss and to pay interest. During the first six months of 2004 and 2003, the Company incurred $0.9 million and $1.3 million, respectively, for capital expenditures. Cash provided by financing activities was $9.4 million and $2.1 million in the first half of 2004 and 2003, respectively.

     On January 15, 2004, the Company amended and restated its existing credit agreement with a group of financial institutions. The amended and restated agreement provides for an $89.3 million total credit facility, consisting of (i) a $33.8 million revolving credit facility, (ii) a $5.6 million amortizing term loan A and (iii) a $50 million non-amortizing term loan B. The term loan A requires quarterly principal payments of $0.2 million commencing on April 1, 2004. The revolving credit facility bears interest at the Company's option at (i) the London Interbank Offered Rate ("LIBOR") plus 3.00% or (ii) the Base Rate (as defined) plus 1.00%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.25% or
(ii) the Base Rate plus 1.25%. Prior to the amendment, the term loan B bore interest at 16.0%, of which 6.0% was payable on a current basis as provided in the agreement and the balance of the interest equal to 10.0% was accrued and added to the outstanding principal balance each month.

     At May 1, 2004, the Company had $13.2 million outstanding under this revolving line of credit. In addition, approximately $5.2 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

     In connection with the refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA, as defined in the credit agreement. At January 31, 2004, the Company was not in compliance with its debt covenants and obtained a waiver and revised its debt covenants. At May 1, 2004, the Company was not in compliance with the amended covenants. The Company obtained a waiver for its non-compliance that eased its covenants for the third and fourth quarters of 2004.

     Specifically, the fixed charge coverage ratio was reduced from 0.60 and
1.05 to 1.0 for the third and fourth quarters respectively, to 0.35 and 0.65 to 1.0. The minimum EBITDA requirement was reduced from $17 million to $12 million in the third quarter and from $25 million to $19 million in the fourth quarter. The maximum secured debt to EBITDA ratio was increased from
4.2 and 3.0 to 7.4 and 4.7 for the third and fourth quarters, respectively. A working capital covenant was added.

     In exchange for the waiver and the eased third and fourth quarter covenants, the Company is obligated to pay interest on its term B loan of 18% of which 7.0% is payable on a current basis and 11.0% is accrued and added to the outstanding principal balance each month. Further, the prepayment penalty was extended to four years from the amended three years and ten year warrants to purchase 1,841,715 shares of the common stock of the Company at an exercise price of $0.02 per share were issued to the term B lender. The term loan B was increased to $60 million from $50 million and a commitment fee of $0.75 million was paid on the additional $10 million. In addition, the Company agreed to raise $2.5 million in new equity or junior securities by September 30, 2004.

     Due to the uncertainty surrounding future debt covenant compliance and the ability to raise new equity, the Company has classified the credit agreement debt in current maturities of long-term debt in its consolidated balance sheet. If the Company achieves significant improvement in operating results as a result of the cost savings initiatives it has implemented and is able to raise new equity, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

     On June 15, 2004, the Company made the $5.7 million interest payment to the holders of its senior subordinated notes.

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

Item 4. - Controls and Procedures
          -----------------------

     (a)  Evaluation of Disclosure Controls and Procedures.
          ------------------------------------------------

     An evaluation as of the end of the period covered by this quarterly report was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of the Company's "disclosure controls and procedures" (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934). Based upon that evaluation, the Company's Chairman and Chief Executive Officer and its Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

     As discussed in the Company's Annual Report on Form 10-K, certain deficiencies in internal controls existed related to accounting for inventory. These deficiencies include inconsistent application of accounting policies and related controls among the plants, insufficient review of inventory accounts by the plants and limited information system resources in valuing inventory, all of which relate primarily to the decentralized nature of the accounting for inventory. In order to improve inventory controls, the Company now performs a physical inventory of finished goods and work in process on a quarterly basis, improved the cycle counting procedures, increased corporate oversight of the controls and procedures over inventory and has hired experienced inventory personnel. Management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, believe the results of the corrective actions initiated by the Company will be effective in addressing the deficiencies in internal controls over inventory.

     In addition to deficiencies in inventory accounting, certain deficiencies in internal controls existed prior to and during this evaluation related to recording sales in the appropriate period at one of the Company's plant locations. These deficiencies related to properly identifying the shipment date of product at the plant location, and recording the appropriate shipment date and time in the Company's information systems. In order to correct the deficiency, management, including the Chief Executive Officer and Chief Financial Officer, undertook a process to identify those product shipments outside of the quarterly period using information systems records and common carrier documents, to appropriately state the financial statements related to the quarter ended May 1, 2004 prior to results being finalized and disseminated. The Company will implement further corrective action by increasing financial oversight over operations personnel and revising information technology department procedures to ensure product shipments are properly dated and recorded in the appropriate accounting period. The Company's audit committee retained outside counsel to complete an independent investigation of the matter. Management, including the Chief Executive Officer and Chief Financial Officer, believe the results of the corrective actions initiated by the Company will be effective in addressing the deficiencies in internal controls over sales cut-off. Further, management and the audit committee believe that the sales cut-off error was isolated to the quarter ended May 1, 2004 and the financial statements for the quarter ended May 1, 2004 were properly stated for the sales cut-off error before results were announced.

     (b)  Changes in Internal Control Over Financial Reporting.
          ----------------------------------------------------

     The Company's management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the Company's second quarter of its 2004 fiscal year that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting, including corrective actions with regards to the deficiencies noted above.

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

              None.

Item 3. -     Defaults Upon Senior Securities
              -------------------------------

              None.

Item 4. -     Submission of Matters to a Vote of Security Holders
              ---------------------------------------------------

              The Company held its Annual Meeting of Stockholders on April 5, 2004, for the purposes of electing two Class B directors for a term expiring in 2007, for considering and voting upon a proposal to adopt the Falcon Products, Inc. 2004 Employee Stock Purchase Plan, and for considering and voting upon a proposal to adopt the Falcon Products, Inc. 2004 Stock Option Plan.

                  The number of votes for and withheld for each nominee for
              director and the number of votes for, against and abstained for the proposals to adopt the Falcon Products, Inc. 2004 Employee Stock Purchase Plan and the Falcon Products, Inc.2004 Stock Option Plan are as follows:

                         Nominee                       Votes For             Votes Withheld
                         -------                       ---------             --------------
                     David L. Morley                   7,235,768                 16,235

                     Martin Blaylock                   7,198,624                 16,265

                                                                                                              Votes
                                                                                                              -----
                                                                       Votes For        Votes Against        Abstained
                                                                       ---------        -------------        ---------
                     Approval of Falcon Products, Inc. 2004
                     Employee Stock Purchase Plan                      4,169,396          1,029,433           951,556

                     Approval of Falcon Products, Inc. 2004
                     Stock Option Plan                                 4,707,881          1,437,116            5,387

Item 6. -     Exhibits and Reports on Form 8-K
              --------------------------------

             (a)  Exhibits

                   4.1     Stock Purchase Warrant for 1,841,715 Shares

                   4.2 Registration Rights Agreement between Registrant and OCM Principal Opportunities Fund II, L.P.

                  10.1 Waiver and Amendment No. 3 to Amended and Restated Loan and Security Agreement

                  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

                  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

                  32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.

                  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.


              (b) Reports on Form 8-K:

                  On March 11, 2004, a Form 8-K was filed under Items 7 and 12 announcing the Company's financial results for the first fiscal quarter ended January 31, 2004.

                  On March 17, 2004, a Form 8-K was filed under Item 9 disclosing the breakdown of tax fees paid to Ernst & Young LLP, the Company's independent public accountants for fiscal 2003.

                  On April 5, 2005, a Form 8-K was filed under Items 5 and 7 announcing the appointment of Phillip J. Pacey as Vice President and Chief Financial Officer and the resignation of David L. Morley as President and Chief Operating Officer.

                  On April 6, 2005, a Form 8-K was filed under Items 5 and 7 announcing the completion of a $2.1 million private placement of 700,000 shares of its common stock at a price of $3.00 per share.

                  On May 6, 2004, a Form 8-K was filed under Items 5 and 12 announcing the Company filed a plan to comply with the listing requirements of the New York Stock Exchange.

SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            FALCON PRODUCTS, INC.


Date: June 15, 2004                         /s/ Franklin A. Jacobs
                                            ----------------------
                                            Franklin A. Jacobs
                                            Chief Executive Officer
                                            and Chairman of the Board



Date: June 15, 2004                         /s/ Phillip J. Pacey
                                            --------------------
                                            Phillip J. Pacey
                                            Vice President and
                                            Chief Financial Officer