Form 10-Q
period 2004-07-31
FALCON PRODUCTS INC /DE/
filed 2004-09-14
CIK 34339

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q

                                 (Mark one)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended July 31, 2004

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

                               (314) 991-9200
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months, and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                              ---   ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).  YES    NO X
                                                ---   ---

As of September 14, 2004, the registrant had 9,791,977 shares of common stock, $.02 par value, outstanding.


PART I - FINANCIAL INFORMATION
Item 1. - Financial Statements
          --------------------

                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                                  Consolidated Statements of Operations
                                  -------------------------------------
                                                (Unaudited)

                                                                 Thirteen                Thirty-Nine
                                                                Weeks Ended              Weeks Ended
                                                           ---------------------    ---------------------
                                                           July 31,    August 2,    July 31,    August 2,
(In thousands, except per share data)                        2004        2003         2004        2003
                                                           --------    ---------    --------    ---------

Net sales                                                  $ 58,351      $62,306    $163,375    $186,150

Cost of sales, including restructuring charge                48,684       49,319     133,113     144,499
                                                           --------      -------    --------    --------

     Gross margin                                             9,667       12,987      30,262      41,651

Selling, general and administrative expenses                 11,194       11,193      32,519      32,602

Interest expense, net                                         6,251        4,607      16,985      12,738

Minority interest in consolidated subsidiary                     20          (55)        (16)         (6)

Loss on early extinguishment of debt                          9,454        1,564      13,401       1,564

Loss on curtailment of pension plan                               -        1,833           -       1,833

Restructuring charge                                          1,908        1,980       2,648       1,980
                                                           --------      -------    --------   ---------

     Loss before income taxes                               (19,160)      (8,135)    (35,275)     (9,060)

Income tax expense (benefit)                                    351       (2,551)        773      (2,552)
                                                           --------      -------    --------    --------

     Net loss                                              $(19,511)     $(5,584)   $(36,048)   $ (6,508)
                                                           ========      =======    ========    ========

Basic and diluted loss per share                           $  (1.98)     $ (0.62)   $  (3.81)   $  (0.72)
                                                           ========      =======    ========    ========

See accompanying notes to consolidated financial statements.


                                  Falcon Products, Inc. and Subsidiaries
                                  --------------------------------------
                                        Consolidated Balance Sheets
                                        ---------------------------

(In thousands, except share data)                                             (Unaudited)
                                                                                July 31,      November 1,
                                                                                  2004           2003
                                                                                --------      -----------
Assets
------
Current assets:
    Cash and cash equivalents                                                   $  1,564       $  1,356
    Accounts receivable, less allowances
      of $830 and $861, respectively                                              29,793         31,877
    Inventories                                                                   66,072         62,525
    Prepayments and other current assets                                           6,819          5,344
                                                                                --------       --------
           Total current assets                                                  104,248        101,102
                                                                                --------       --------
Property, plant and equipment:
    Land                                                                           2,908          2,872
    Buildings and improvements                                                    19,143         19,175
    Machinery and equipment                                                       51,508         51,235
                                                                                --------       --------
                                                                                  73,559         73,282
    Less: accumulated depreciation                                               (40,557)       (36,703)
                                                                                --------       --------
           Net property, plant and equipment                                      33,002         36,579
                                                                                --------       --------
Other assets, net of accumulated amortization:
    Goodwill                                                                     117,474        117,474
    Other                                                                          9,318         11,385
                                                                                --------       --------
           Total other assets                                                    126,792        128,859
                                                                                --------       --------

Total Assets                                                                    $264,042       $266,540
                                                                                ========       ========

Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
    Accounts payable                                                            $ 24,483       $ 27,612
    Customer deposits                                                              6,353          5,249
    Accrued liabilities                                                           12,334         16,842
    Current maturities of long-term debt                                          90,835          3,900
                                                                                --------       --------
           Total current liabilities                                             134,005         53,603
Long-term obligations:
    Long-term debt                                                               105,838        161,485
    Minority interest in consolidated subsidiary                                     806            822
    Other                                                                         11,378         12,046
                                                                                --------       --------
           Total liabilities                                                     252,027        227,956
                                                                                --------       --------
Stockholders' equity:
    Common stock, $.02 par value:  authorized 20,000,000 shares;
      issued 9,915,117 shares                                                        198            198
    Additional paid-in capital                                                    53,892         47,376
    Treasury stock, at cost (123,140 and 917,053 shares, respectively)            (1,059)       (10,493)
    Accumulated other comprehensive loss                                          (6,472)        (7,004)
    Retained earnings (deficit)                                                  (34,544)         8,507
                                                                                --------       --------
           Total stockholders' equity                                             12,015         38,584
                                                                                --------       --------

Total Liabilities and Stockholders' Equity                                      $264,042       $266,540
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

                                                                                       Thirty-Nine Weeks Ended
                                                                                     --------------------------
(In thousands)                                                                       July 31,         August 2,
                                                                                       2004              2003
                                                                                     --------         ---------
Cash flows from operating activities:
  Net loss                                                                           $(36,048)         $ (6,508)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                      6,933             7,024
     Minority interest in consolidated subsidiary                                         (16)               (6)
     Loss on early extinguishments of debt                                             13,401             1,564
     Loss on curtailment of pension plan                                                    -             1,833
     Restructuring charge, non-cash                                                     4,306             4,265
     Change in assets and liabilities:
         Accounts receivable                                                            1,922             2,433
         Inventories                                                                   (6,345)           (9,181)
         Prepayments and other current assets                                          (1,625)           (1,604)
         Other assets                                                                    (820)           (1,941)
         Accounts payable                                                              (2,887)             (611)
         Customer deposits                                                              1,104            (3,821)
         Accrued liabilities                                                           (4,583)           (6,124)
         Other liabilities                                                               (807)           (2,216)
                                                                                     --------         ---------
       Cash used in operating activities                                              (25,465)          (14,893)
                                                                                     --------         ---------
Cash flows from investing activities:
  Additions to property, plant and equipment                                           (1,159)           (1,675)
                                                                                     --------         ---------
       Cash used in investing activities                                               (1,159)           (1,675)
                                                                                     --------         ---------
Cash flows from financing activities:

  Common stock issuances                                                                2,431               320
  Repayment of long-term debt                                                         (43,019)          (54,218)
  Proceeds from long-term debt                                                         74,146            72,430
  Deferred debt issuance costs                                                         (6,726)           (2,033)
                                                                                     --------         ---------
       Cash provided by financing activities                                           26,832            16,499
                                                                                     --------         ---------
Increase/(Decrease) in cash and cash equivalents                                          208               (69)
Cash and cash equivalents-beginning of period                                           1,356             1,646
                                                                                     --------         ---------
Cash and cash equivalents-end of period                                              $  1,564         $   1,577
                                                                                     ========         =========

Supplemental cash flow information:
  Cash paid for interest                                                             $ 15,525         $  14,850
                                                                                     ========         =========

  Cash paid for (refund of) taxes, net                                               $    424         $  (3,441)
                                                                                     ========         =========

See accompanying notes to consolidated financial statements.

                   Falcon Products, Inc. and Subsidiaries
                   --------------------------------------
                 Notes to Consolidated Financial Statements
                 ------------------------------------------
         For the Thirteen and Thirty-Nine Weeks Ended July 31, 2004
         ----------------------------------------------------------

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

Note 2 - Management Plan

     The Company experienced a net loss in the third quarter of 2004 due to the decline in volume, increased interest costs, the loss on early extinguishments of debt, and the restructuring charges. As a result of the loss, the Company was not in compliance with its financial covenants under its credit agreement as of July 31, 2004. (see Note 6).

     As a result of the Company's covenant defaults, the Company is evaluating its existing capital structure and considering alternatives to strengthen its balance sheet, including refinancing its Senior Credit Facility or obtaining waivers or amendments to its Senior Credit Facility. Based upon discussions with several potential lending institutions, the Company believes it will be able to refinance its Senior Credit Facility on terms and with financial covenants that will give the Company the ability to complete its planned operational improvements and position itself to return to profitability. If the Company is unable to arrange such financing or obtain additional waivers from or satisfactory agreements with its lenders, the Company's cash flow from operations would not be adequate to meet its debt service requirements if the indebtedness is accelerated.

     While the Company's declining sales trend has continued, the Company has remained focused on managing costs and improving operating performance. There was progress in the third quarter of this year toward our cost reduction targets. In addition, the Company announced that it would close the Belmont, Mississippi facility and move production to other facilities, which will lower costs in future periods.

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


Note 4 - Restructuring Charge

     During the third quarter of 2004, the Company recorded a non-cash charge of $4.3 million to write-down the assets of the Belmont, Mississippi manufacturing facility to its anticipated net realizable value in connection with the Company's decision to dispose of the facility. The non-cash charge of $4.3 million included a write-down of inventory of $3.0 million, which is included in the Consolidated Statements of Operations as a component of cost of sales, including restructuring charge. In connection with the closing, the Company incurred $0.1 million of cash costs. The Company expects to expense future cash costs of approximately $1.0 million to $1.5 million associated with the closing the Belmont, Mississippi facility. The costs will include termination benefits, real estate holding costs and other closedown costs. As of July 31, 2004, 155 people were employed at the Belmont, Mississippi facility. The Company expects the closing to be completed by the end of October 2004.

     During the third quarter and thirty-nine weeks of 2004, the Company recorded a restructuring charge of $0.5 million and $1.2 million, respectively. This charge was the result of the Company closing its Canton, Mississippi facility. The transfer of production to the other facilities was completed at the end of January 2004. The Company expects to expense future cash costs of approximately $0.2 million to $0.4 million associated with closing its Canton, Mississippi facility.

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

A summary of 2004 activity is as follows:

In thousands
Liability - November 1, 2003                             $   500
Charges:
   Asset write-downs                                       4,306
   Employee severance                                        312
   Real estate exit and other costs                        1,030
Payments made:
   Asset write-downs                                      (4,306)
   Employee severance                                       (312)
   Real estate exit and other costs                       (1,198)
                                                         -------
Liability - July 31, 2004                                $   332
                                                         =======

Note 5 - Inventories

     Inventories consisted of the following:

                                            July 31,   November 1,
In thousands                                 2004         2003
                                            -------    -----------
Raw materials.......................        $41,370      $40,896
Work in process.....................         19,266       15,728
Finished goods......................          5,436        5,901
                                            -------      -------
                                            $66,072      $62,525
                                            =======      =======

Note 6 - Long-Term Debt

     On January 15, 2004, the Company amended and restated its existing credit agreement with a group of financial institutions. As discussed more fully below, the Company was not in compliance with the financial covenants in its credit agreement at each of its quarters ended January 31, 2004, May 1, 2004 and July 31, 2004. After each of the first two quarters of 2004, the Company obtained from its lenders waivers of the non-compliance that eased the covenants for the remaining quarters of 2004. In connection with the waivers for non-compliance with covenants at May 1, 2004, the credit agreement was amended on June 15, 2004, to among other things, increase Term Loan B to $60 million from $50 million, increase interest payable on Term Loan B and extend the period within which a premium would be due upon prepayment of Term Loan B. The Senior Credit Facility, as amended on June 15, 2004, provides for a $99.3 million total credit facility, consisting of
(i) a $33.8 million revolving credit facility, (ii) a $5.6 million amortizing term loan A and (iii) a $60 million non-amortizing term loan B. The term loan A requires quarterly principal payments of $0.2 million commencing on April 1, 2004. The revolving credit facility bears interest at the Company's option at (i) the London Interbank Offered Rate ("LIBOR") plus 3.00% or (ii) the Base Rate (as defined) plus 1.00%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.25% or (ii) the Base Rate plus 1.25%. The term loan B bears interest at 18.0%, of which 7.0% is payable on a current basis as provided in the agreement and the balance of the interest equal to 11.0% accrues and is added to the outstanding principal balance each month.

     At July 31, 2004, the Company had $20.4 million outstanding under this revolving line of credit. In addition, approximately $5.2 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA, as defined in the credit agreement. At January 31, 2004, the Company was not in compliance with its debt covenants and obtained a waiver and revised its debt covenants. At May 1, 2004, the Company was not in compliance with the amended covenants. The Company obtained a waiver for its non-compliance that eased its covenants for the third and fourth quarters of 2004. At July 31, 2004, the Company was not in compliance with amended covenants.

     As a result of the Company's covenant defaults, the Company is evaluating its existing capital structure and considering alternatives to strengthen its balance sheet, including refinancing its Senior Credit Facility or obtaining waivers or amendments to its Senior Credit Facility. Based upon discussions with several potential lending institutions, the Company believes it will be able to refinance its Senior


Credit Facility on terms and with financial covenants that will give the Company the ability to complete its planned operational improvements and position itself to return to profitability. If the Company is unable to arrange such financing or obtain additional waivers from or satisfactory agreements with its lenders, the Company's cash flow from operations would not be adequate to meet its debt service requirements if the indebtedness is accelerated.

     In exchange for the June 15, 2004 waiver and the eased third and fourth quarter covenants, the interest on the term B loan was increased from 16% to 18% of which 7% is payable on a current basis and 11% is accrued and added to the outstanding principal balance each month. Further, the 10% prepayment penalty was extended to four years from the amended three years and ten year warrants to purchase 1,841,715 shares of the common stock of the Company at an exercise price of $0.02 per share were issued to the term B lender. The term loan B was increased to $60 million from $50 million and a commitment fee of $0.75 million was paid on the additional $10 million. In addition, the Company agreed to raise $2.5 million in new equity or junior securities by September 30, 2004.

     In connection with the June 15, 2004 waiver, which was a substantial modification to the credit agreement, the Company recorded a loss on early extinguishment of debt of $9.5 million. The loss included the write-off of deferred debt issuance costs of $3.0 million and the expense of the fair value of the warrants of $6.5 million. In connection with the January 15, 2004 refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     Due to the noncompliance with financial covenants at July 31, 2004 and uncertainty surrounding future debt covenant compliance and the ability to raise new equity, the Company has classified the credit agreement debt in current maturities of long-term debt in its consolidated balance sheet. If the Company is able to refinance its Senior Credit Facility or reach satisfactory agreement with its senior lenders and to achieve significant improvement in operating results as a result of the cost savings initiatives it has implemented and is able to raise new equity, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

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

     On June 15, 2004, in connection with the waiver of covenant non-compliance and the amendment to the loan agreement increasing the term loan and easing covenants for the third and fourth quarters described above, the Company issued warrants to its term B lender to purchase 1,841,715 shares of its common stock at an exercise price of $0.02 per share. The warrants are for a term of 10 years and include anti-dilution provisions including provisions related to future issuances of common stock at below market value. In connection with the issuance of the warrants, the Company granted certain registration rights to the holder.

Note 8 - Earnings Per Share

     The following table reconciles net loss and weighted average shares outstanding to the amounts used to calculate basic and diluted loss per share:

                                                   Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 ------------------------             -----------------------
In thousands,                                     July 31,        Aug. 2,             July 31,        Aug. 2,
except per-share data                              2004            2003                 2004           2003
                                                 ---------        -------             --------        -------
Net loss......................................   $(19,511)        $(5,584)            $(36,048)       $(6,508)

Weighted average shares outstanding ..........      9,831           9,062                9,450          9,056
Assumed exercise of options ..................          -               -                    -              -
                                                 --------         -------             --------        -------
Weighted average diluted shares outstanding         9,831           9,062                9,450          9,056
                                                 ========         =======             ========        =======
Basic loss per share..........................   $  (1.98)        $ (0.62)            $  (3.81)       $ (0.72)
                                                 ========         =======             ========        =======
Diluted loss per share........................   $  (1.98)        $ (0.62)            $  (3.81)       $ (0.72)
                                                 ========         =======             ========        =======

     Basic loss per share was computed by dividing net loss by the weighted average shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock. Diluted earnings per share for 2004 does not reflect the effects of 2.3 million shares related to outstanding stock options, 1.8 million shares related to the outstanding warrants and 0.6 million shares related to the convertible debentures, because those shares or potential shares were antidilutive. Diluted earnings per share for 2003 does not reflect the effects of 2.1 million shares related to outstanding stock options, because those shares or potential shares were antidilutive.

Note 9 - Comprehensive Income (Loss)

     Comprehensive income (loss) includes, in addition to net loss, the change in stockholders' equity during the period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity except those resulting from investments by owners and distributions to owners.

                                                   Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 ------------------------             -----------------------
                                                  July 31,        Aug. 2,             July 31,        Aug. 2,
                                                    2004            2003                2004            2003
                                                 ---------        -------             --------        -------
Net loss                                         $(19,511)        $(5,584)            $(36,048)       $(6,508)
Translation adjustments                               216            (163)                 532          1,024
                                                 --------         -------             --------        -------
Comprehensive loss                               $(19,295)        $(5,747)            $(35,516)       $(5,484)
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

     Pro forma net loss in the following table was prepared as if the Company had accounted for its stock option plans under the fair market value method.

                                                   Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 ------------------------             -----------------------
                                                  July 31,        Aug. 2,             July 31,        Aug. 2,
In thousands                                       2004            2003                 2004           2003
                                                 ---------        -------             --------        -------
Net loss                                         $(19,511)        $(5,584)            $(36,048)       $(6,508)
Fair value of stock-based employee
    compensation                                     (225)           (139)                (632)          (470)
                                                 --------         -------             --------        -------
Net loss - pro forma                             $(19,736)        $(5,723)            $(36,680)       $(6,978)
                                                 ========         =======             ========        =======

Net loss per share - pro forma                   $  (2.01)        $ (0.63)            $  (3.88)       $ (0.77)
                                                 ========         =======             ========        =======


     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits (SFAS No. 132R)," which retains the disclosure requirements in SFAS No. 132 and contains additional requirements. These additional requirements include disclosures about a plan sponsor's investment strategies, detailed information of plan assets, expected future cash flow requirements, and interim disclosures related to periodic benefit cost. The amount of contributions paid, and expected to be paid, do not differ significantly from amounts previously disclosed. The following table presents the Company's net periodic benefit cost for pension benefits.

                                                   Thirteen Weeks Ended               Thirty-Nine Weeks Ended
                                                 ------------------------             -----------------------
                                                  July 31,        Aug. 2,             July 31,        Aug. 2,
In thousands                                       2004            2003                 2004           2003
                                                 ---------        -------             --------        -------
Service cost                                       $ 143           $ 377              $   327         $ 1,345
Interest cost                                        841             624                1,931           2,221
Expected return on plan assets                      (812)           (504)              (1,864)         (1,796)
Amortization of prior service cost                     6              53                   15             189
Recognized net actuarial loss                        174             171                  398             608
                                                   -----           -----              -------         -------
Net periodic benefit cost                          $ 352           $ 721              $   807         $ 2,567
                                                   =====           =====              =======         =======


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

                                                   Falcon Products, Inc.
                                           Consolidating Statement of Operations
                                        For the Thirteen Weeks Ended July 31, 2004

In thousands                                           Parent          Total          Total
                                                      Company        Guarantor    Non-Guarantor  Eliminations     Total
                                                      -------        ---------    -------------  ------------    --------
Net sales                                             $     -        $ 55,023        $6,758        $(3,430)      $ 58,351
Cost of sales                                               -          46,310         5,804         (3,430)        48,684
Selling, general and administrative expenses                -          10,132         1,062              -         11,194
Equity in earnings (loss) of subsidiary                (9,764)              -             -          9,764              -
Interest expense, net                                       -           6,213            38              -          6,251
Minority interest in consolidated subsidiary                -              20             -              -             20
Loss on early extinguishments of debt                       -           9,454             -              -          9,454
Restructuring charge                                        -           1,908             -              -          1,908
                                                      -------        --------        ------        -------       --------
      Earnings (loss) before income taxes              (9,764)        (19,014)         (146)         9,764        (19,160)
Income tax expense                                          -             264            87              -            351
                                                      -------        --------        ------        -------       --------
      Net earnings (loss)                             $(9,764)       $(19,278)       $ (233)       $ 9,764       $(19,511)
                                                      =======        ========        ======        =======       ========

                                                   Falcon Products, Inc.
                                           Consolidating Statement of Operations
                                        For the Thirteen Weeks Ended August 2, 2003

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------
Net sales                                             $     -       $60,055             $5,883        $(3,632)     $62,306
Cost of sales                                               -        48,131              4,820         (3,632)      49,319
Selling, general and administrative expenses                -        10,294                899              -       11,193
Equity in earnings (loss) of subsidiary                (5,584)            -                  -          5,584            -
Interest expense, net                                       -         4,566                 41              -        4,607
Minority interest in consolidated subsidiary                -           (55)                 -              -          (55)
Loss on early extinguishment of debt                        -         1,564                  -              -        1,564
Loss on curtailment of pension plan                         -         1,833                  -              -        1,833
Restructuring charge                                        -         1,980                  -              -        1,980
                                                      -------       -------             ------        -------      -------
      Earnings (loss) before income taxes              (5,584)       (8,258)               123          5,584       (8,135)
Income tax expense (benefit)                                -        (2,664)               113              -       (2,551)
                                                      -------       -------             ------        -------      -------
      Net earnings (loss)                             $(5,584)      $(5,594)            $   10        $ 5,584      $(5,584)
                                                      =======       =======             ======        =======      =======




                                                  Falcon Products, Inc.
                                          Consolidating Statement of Operations
                                      For the Thirty-Nine Weeks Ended July 31, 2004

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------
Net sales                                            $      -      $153,047            $18,437       $(8,109)     $163,375
Cost of sales                                               -       125,321             15,901        (8,109)      133,113
Selling, general and administrative expenses                -        29,344              3,175             -        32,519
Equity in earnings (loss) of subsidiary               (26,301)            -                  -        26,301             -
Interest expense, net                                       -        16,859                126             -        16,985
Minority interest in consolidated subsidiary                -           (16)                 -             -           (16)
Loss on early extinguishments of debt                       -        13,401                  -             -        13,401
Restructuring charge                                        -         2,648                  -             -         2,648
                                                     --------      --------            -------       -------      --------
      Earnings (loss) before income taxes             (26,301)      (34,510)              (765)       26,301       (35,275)
Income tax expense                                          -           295                478             -           773
                                                     --------      --------            -------       -------      --------
      Net earnings (loss)                            $(26,301)     $(34,805)           $(1,243)      $26,301      $(36,048)
                                                     ========      ========            =======       =======      ========

                                                  Falcon Products, Inc.
                                          Consolidating Statement of Operations
                                      For the Thirty-Nine Weeks Ended August 2, 2003

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------
Net sales                                             $     -      $178,419            $18,516       $(10,785)    $186,150
Cost of sales                                               -       139,356             15,928        (10,785)     144,499
Selling, general and administrative expenses                -        30,241              2,361              -       32,602
Equity in earnings (loss) of subsidiary                (6,508)            -                  -          6,508            -
Interest expense, net                                       -        12,620                118              -       12,738
Minority interest in consolidated subsidiary                -            (6)                 -              -           (6)
Loss on early extinguishment of debt                        -         1,564                  -              -        1,564
Loss on curtailment of pension plan                         -         1,833                  -              -        1,833
Restructuring charge                                        -         1,980                  -              -        1,980
                                                      -------      --------            -------       --------     --------
      Earnings (loss) before income taxes              (6,508)       (9,169)               109          6,508       (9,060)
Income tax expense (benefit)                                -        (2,729)               177              -       (2,552)
                                                      -------      --------            -------       --------     --------
      Net earnings (loss)                             $(6,508)     $ (6,440)           $   (68)      $  6,508     $ (6,508)
                                                      =======      ========            =======       ========     ========


                                                   Falcon Products, Inc.
                                                Consolidating Balance Sheet
                                                    As of July 31, 2004

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------
Assets
         Cash and cash equivalents                    $     -       $    400           $ 1,164       $      -     $  1,564
         Accounts receivable                                -         26,599             3,194              -       29,793
         Inventories                                        -         60,085             5,987              -       66,072
         Other current assets                               -          5,283             1,536              -        6,819
                                                      -------       --------           -------       --------     --------
               Total current assets                         -         92,367            11,881              -      104,248
         Property, plant and equipment, net                 -         21,167            11,835              -       33,002
         Investment in subsidiaries                    15,248              -                 -        (15,248)           -
         Goodwill and other assets                          -        126,736                56              -      126,792
                                                      -------       --------           -------       --------     --------
Total assets                                          $15,248       $240,270           $23,772       $(15,248)    $264,042
                                                      =======       ========           =======       ========     ========

Liabilities and Stockholders' Equity
         Current liabilities                          $     -       $122,446           $11,559       $      -     $134,005
         Long-term debt                                     -        104,150             1,688              -      105,838
         Other long-term liabilities                        -         11,761               423              -       12,184
                                                      -------       --------           -------       --------     --------
Total liabilities                                           -        238,357            13,670              -      252,027
Total stockholders' equity                            $15,248          1,913            10,102        (15,248)      12,015
                                                      -------       --------           -------       --------     --------
Total liabilities and stockholders' equity            $15,248       $240,270           $23,772       $(15,248)    $264,042
                                                      =======       ========           =======       ========     ========


                                                    Falcon Products, Inc.
                                                Consolidating Balance Sheet
                                                   As of November 1, 2003

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------
Assets
         Cash and cash equivalents                    $     -      $    325            $ 1,031       $      -     $  1,356
         Accounts receivable                                -        28,944              2,933              -       31,877
         Inventories                                        -        56,802              5,723              -       62,525
         Other current assets                               -         4,277              1,067              -        5,344
                                                      -------      --------            -------       --------     --------
               Total current assets                         -        90,348             10,754              -      101,102

         Property, plant and equipment, net                 -        24,593             11,986              -       36,579
         Investment in subsidiaries                    38,584             -                  -        (38,584)           -
         Intangibles and other assets                       -       128,804                 55              -      128,859
                                                      -------      --------            -------       --------     --------
Total assets                                          $38,584      $243,745            $22,795       $(38,584)    $266,540
                                                      =======      ========            =======       ========     ========

Liabilities and Stockholders' Equity
         Current liabilities                          $     -      $ 44,212            $ 9,391       $      -     $ 53,603
         Long-term debt                                     -       159,708              1,777              -      161,485
         Other long-term liabilities                        -        12,586                282              -       12,868
                                                      -------      --------            -------       --------     --------
Total liabilities                                           -       216,506             11,450              -      227,956
Total stockholders' equity                             38,584        27,239             11,345        (38,584)      38,584
                                                      -------      --------            -------       --------     --------
Total liabilities and stockholders' equity            $38,584      $243,745            $22,795       $(38,584)    $266,540
                                                      =======      ========            =======       ========     ========


                                                    Falcon Products, Inc.
                                           Consolidating Statement of Cash Flows
                                       For the Thirty-Nine Weeks Ended July 31, 2004

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------
Cash provided by (used in) operating activities       $     -      $(26,141)           $   676       $    -       $(25,465)
                                                      -------      --------            -------       ------       --------

Cash flows from investing activities
          Additions to property, plant and
           equipment, net                                   -          (705)              (454)           -         (1,159)
          Cash received from (contributed to)
           subsidiary                                  (2,431)        2,431                  -            -              -
                                                      -------      --------            -------       ------       --------
Cash used in investing activities                      (2,431)        1,726               (454)           -         (1,159)
                                                      -------      --------            -------       ------       --------

Cash flows from financing activities
          Additions (repayments) of long-term
           debt, net                                        -        31,216                (89)           -         31,127
          Deferred debt issuance costs                      -        (6,726)                 -            -         (6,726)
          Common stock issuances                        2,431             -                  -            -          2,431
                                                      -------      --------            -------       ------       --------
Cash provided by financing activities                   2,431        24,490                (89)           -         26,832
                                                      -------      --------            -------       ------       --------
Net change in cash and cash equivalents               $     -      $     75            $   133       $    -       $    208
                                                      =======      ========            =======       ======       ========

                                                   Falcon Products, Inc.
                                          Consolidating Statement of Cash Flows
                                      For the Thirty-Nine Weeks Ended August 2, 2003

In thousands                                           Parent        Total              Total
                                                      Company      Guarantor        Non-Guarantor  Eliminations    Total
                                                      -------      ---------        -------------  ------------   --------

Cash used in operating activities                     $     -      $(14,818)           $  (75)        $    -      $(14,893)
                                                      -------      --------            ------         ------      --------

Cash flows from investing activities
           Additions to property, plant and
            equipment, net                                  -        (1,388)             (287)             -        (1,675)
           Cash received from (contributed to)
            subsidiary                                   (320)          320                 -              -             -
                                                      -------      --------            ------         ------      --------
Cash used in investing activities                        (320)       (1,068)             (287)             -        (1,675)
                                                      -------      --------            ------         ------      --------

Cash flows from financing activities
           Common stock issuances                         320             -                 -              -           320
           Deferred debt issuance costs                     -        (2,033)                -              -        (2,033)
           Additions to long-term debt, net                 -        18,095               117              -        18,212
                                                      -------      --------            ------         ------      --------
Cash provided by financing activities                     320        16,062               117              -        16,499
                                                      -------      --------            ------         ------      --------
Net change in cash and cash equivalents               $     -      $    176            $ (245)        $    -      $    (69)
                                                      =======      ========            ======         ======      ========




Item 2. - Management's Discussion and Analysis of Results of Operations and
          -----------------------------------------------------------------
          Financial Condition
          -------------------

     Forward-Looking Statements

     Certain information presented herein includes "forward-looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995 and involve risks and uncertainties that are dependent upon a number of factors such as:
     o Ability of the Company to refinance its Senior debt facility or obtain waivers of non-compliance with financial covenants on terms reasonable to the Company, it at all,
     o Ability of the Company to service its debt obligations and satisfy the covenants in its loan agreement,
     o  Loss of key customers or suppliers within specific industries,
     o  Availability or cost of raw materials,
     o  Increased competitive pricing pressures reflecting industry conditions,
     o  General demand for products,
     o  General economic conditions,
     o  Economic conditions in the markets served by the Company,
     o  and other factors,
all of which are difficult to predict and most of which are beyond the Company's control. Actual results could differ materially from those expressed in the forward-looking statements. Please review the Company's
10-K and most recent 10-Q reports filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

General

     The following table sets forth, for the periods presented, certain information relating to the operating results of the Company, expressed as a percentage of net sales:

                                                                Thirteen                 Thirty-Nine
                                                              Weeks Ended                Weeks Ended
                                                         ---------------------       ---------------------
                                                         July 31,      Aug. 2,       July 31,      Aug. 2,
                                                           2004         2003           2004         2003
                                                         --------      -------       --------      -------

Net sales                                                 100.0 %       100.0 %       100.0 %      100.0 %
Cost of sales                                              83.4          79.2          81.5         77.6
                                                         --------       -------       -------      -------
Gross margin                                               16.6          20.8          18.5         22.4
Selling, general and administrative expenses               19.2          18.0          19.9         17.5
Interest expense, net                                      10.7           7.4          10.4          6.8
Minority interest in consolidated subsidiaries               -           (0.1)           -            -
Loss on early extinguishments of debt                      16.2           2.5           8.2          0.9
Loss on curtailment of pension plan                          -            2.9            -           1.0
Restructuring charge                                        3.3           3.2           1.6          1.1
                                                         --------       -------       -------      -------
Earnings (loss) before income taxes                       (32.8)        (13.1)        (21.6)        (4.9)
Income tax expense (benefit)                                0.6          (4.1)          0.5         (1.4)
                                                         --------       -------       -------      -------
Net earnings (loss)                                       (33.4)%        (9.0)%       (22.1)%       (3.5)%
                                                         ========       =======       =======      =======

Thirteen weeks ended July 31, 2004, compared to the thirteen weeks ended August 2, 2003

     The Company reported a net loss of $19.2 million, or $1.98 per diluted share and $5.6 million, or $0.62 per diluted share in the third quarter of 2004 and 2003, respectively. Weighted average shares outstanding were 9.8 million and 9.1 million shares in the third quarter of 2004 and 2003, respectively.

     During the third quarter of 2004, the Company recorded a non-cash charge of $4.3 million to write-down the assets of the Belmont, Mississippi manufacturing facility to its anticipated net realizable value in connection with the Company's decision to dispose of the facility. The non-cash charge of $4.3 million included a write-down of inventory of $3.0 million, which is included in the Consolidated Statements of Operations as a component of cost of sales, including restructuring charge. In connection with the closing, the Company incurred $0.1 million of cash costs.

     During the third quarter of 2004, the Company recorded a restructuring charge of $0.5 million. This charge was the result of the Company closing its Canton, Mississippi facility. The transfer of production to the other facilities was completed at the end of January 2004.

     During the third quarter of 2004, the Company recorded a loss on the early extinguishment of debt of $9.5 million. The loss included the write-off of deferred debt issuance costs of $3.0 million and the expense of the fair value of the warrants of $6.5 million.

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

     Net sales for the third quarter of 2004 were $58.4 million, a decrease of 6.3% from the third quarter of 2003 net sales of $62.3 million. The decrease is a result of a decline in the hospitality and contract office markets. Sales within the food service market experienced sales growth in the third quarter of 2004 as compared to the third quarter of 2003. The decrease in the hospitality market reflects the continued weak market conditions, which has led to a decline in new construction and a deferral of hotel refurbishments. However, leading indicators, such as revenue per available room and occupancy percentages, are showing signs of improvement.

     Cost of sales was $48.7 million in the third quarter of 2004, a decrease of 1.3% from $49.3 million in the third quarter of 2003. Gross margin decreased to $9.7 million for the third quarter of 2004, from $13.0 million in the same quarter of 2003. Cost of sales included charges of $3.0 million and $2.3 million in the third quarter of 2004 and 2003, respectively, to write-down inventory associated with plant closings. Gross margin as a percentage of net sales decreased to 16.6% in 2004, from 20.8% in 2003. Gross margin as a percentage of net sales was negatively impacted by the write-down of inventory and the decline in sales, which reduced fixed overhead absorption at the manufacturing plants. The Company partially offset these items through cost reduction activities at the manufacturing plants.

     Selling, general and administrative expenses were $11.2 million in the third quarter of 2004 and 2003. Selling, general and administrative expenses as a percentage of net sales were 19.2% for the third quarter of 2004, compared to 18.0% for the third quarter of 2003.

     In the third quarter of 2004, the Company recorded income tax expense of $0.4 million on a loss before income taxes of $19.2 million due to recording a deferred tax asset valuation allowance of $7.1 million, non-deductible permanent tax items and state, local and foreign taxes.

Thirty-nine weeks ended July 31, 2004, compared to the thirty-nine weeks ended August 2, 2003

     The Company reported a net loss of $36.0 million and $6.5 million in the first nine months of 2004 and 2003, respectively. Net loss per share was $ (3.81) and $(0.72) in the first thirty-nine weeks of 2004 and 2003, respectively. Weighted average shares outstanding were 9.5 million and 9.1 million shares in the first half of 2004 and 2003, respectively.

     During the third quarter of 2004, the Company recorded a non-cash charge of $4.3 million to write-down the assets of the Belmont, Mississippi manufacturing facility to its anticipated net realizable value in connection with the Company's decision to dispose of the facility. The non-cash charge of $4.3 million included a write-down of inventory of $3.0 million, which is included in the Consolidated Statements of Operations as a component of cost of sales, including restructuring charge. In connection with the closing, the Company incurred $0.1 million of cash costs.

     During the first thirty-nine weeks of 2004, the Company recorded a restructuring charge of $1.2 million as a result of the Company closing its Canton, Mississippi facility. The transfer of production to the other facilities was completed at the end of January 2004.

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

     In connection with the June 15, 2004 waiver, which was a substantial modification to the credit agreement, the Company recorded a loss on early extinguishment of debt of $9.5 million. The loss included the write-off of deferred debt issuance costs of $3.0 million and the expense of the fair value of the warrants of $6.5 million. In connection with the January 15, 2004 refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     Net sales for the first nine months of 2004 were $163.4 million, a decrease of 12.2% from the first nine months of 2003 net sales of $186.2 million. The decrease is a result of decreases in both the hospitality and food service markets. Sales in the food service market decreased as a result of the successful completion the Boston Market remodeling program in the first quarter of 2003. Excluding the impact from Boston Market, the Company's sales to the food service market increased during the first nine months of 2004. The decrease in the hospitality market reflects the continued weak market conditions, which has led to a decline in new construction and a deferral of hotel refurbishments. However, leading indicators, such as revenue per available room and occupancy percentages, are showing signs of improvement.

     Cost of sales was $133.1 million in the first nine months of 2004, a decrease of 7.9% from $144.5 million in the first nine months of 2003. Cost of sales included charges of $3.0 million and $2.3 million in the first nine months of 2004 and 2003, respectively, to write-down inventory associated with plant closings. Gross margin decreased to $30.3 million for the first nine months of 2003 from $41.7 million in the first nine months of 2003. Gross margin as a percentage of net sales decreased to 18.5% in 2004, compared to 22.4% in 2003. The decrease in gross margin as a percentage of net sales is mainly the result of decreased sales volume and the write-down of inventory. Additionally, pricing and product mix pressure, limited primarily to the hospitality market, as well as inefficiencies and additional costs incurred in the 1st quarter of 2004 during the transition of manufacturing from the Canton, Mississippi facility to the other facilities, negatively impacted gross margin.

     Selling, general and administrative expenses were $32.5 million in the first nine months of 2004, compared to $32.6 million in the first nine months of 2003. The reduction of selling, general and administrative expenses was a result of lower variable selling costs due to lower sales. Selling, general and administrative expenses as a percentage of net sales were 19.9% for the first nine months of 2004, compared to 17.5% for the first nine months of 2003.

     In the first nine months of 2004, the Company recorded income tax expense of $0.8 million on a loss before income taxes of $35.3 million due to recording a deferred tax asset valuation allowance of $13.0 million, non-deductible permanent tax items and state, local and foreign taxes.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's net working capital was a negative $29.8 million as of July 31, 2004, compared with $47.5 million at November 1, 2003, due to the classification change of the bank credit agreement. The Company's ratio of current assets to current liabilities decreased to 0.8 to 1.0 at July 31, 2004 from 1.9 to 1.0 at November 1, 2003.

     Cash used in operating activities was $25.5 million and $14.9 million in the first nine months of 2004 and 2003, respectively. The cash used in operations during the first nine months of 2004 was mainly used to support the operating loss and to pay interest, along with an increase in inventory. During the first nine months of 2004 and 2003, the Company incurred $1.2 million and $1.7 million, respectively, for capital expenditures. Cash provided by financing activities was $26.8 million and $16.5 million in the first nine months of 2004 and 2003, respectively.

     On January 15, 2004, the Company amended and restated its existing credit agreement with a group of financial institutions. As discussed more fully below, the Company was not in compliance with the financial covenants in its credit agreement at each of its quarters ended January 31, 2004, May 1, 2004 and July 31, 2004. After each of the first two quarters of 2004, the Company obtained from its lenders waivers of the non-compliance that eased the covenants for the remaining quarters of 2004. In connection with the waivers for non-compliance with covenants at May 1, 2004, the credit agreement was amended on June 15, 2004, to among other things, increase Term Loan B to $60 million from $50 million, increase interest payable on Term Loan B and extend the period within which a premium would be due upon prepayment of Term Loan B. The Senior Credit Facility, as amended on June 15, 2004, provides for a $99.3 million total credit facility, consisting of
(i) a $33.8 million revolving credit facility, (ii) a $5.6 million amortizing term loan A and (iii) a $60 million non-amortizing term loan B. The term loan A requires quarterly principal payments of $0.2 million commencing on April 1, 2004. The revolving credit facility bears interest at the Company's option at (i) the London Interbank Offered Rate ("LIBOR") plus 3.00% or (ii) the Base Rate (as defined) plus 1.00%. The term loan A bears interest at the Company's option at (i) LIBOR plus 3.25% or (ii) the Base Rate plus 1.25%. The term loan B bears interest at 18.0%, of which 7.0% is payable on a current basis as provided in the agreement and the balance of the interest equal to 11.0% accrues and is added to the outstanding principal balance each month.

     At July 31, 2004, the Company had $20.4 million outstanding under this revolving line of credit. In addition, approximately $5.2 million of the total commitment under the revolving line of credit is currently used to support outstanding standby letters of credit.

     The Company must comply with certain covenants, under its credit agreement, including limitations relating to the payment of dividends, the maintenance of specific ratios and minimum levels of EBITDA, as defined in the credit agreement. At January 31, 2004, the Company was not in compliance with its debt covenants and obtained a waiver and revised its debt covenants. At May 1, 2004, the Company was not in compliance with the amended covenants. The Company obtained a waiver for its non-compliance that eased its covenants for the third and fourth quarters of 2004. At July 31, 2004, the Company was not in compliance with amended covenants.

     As a result of the Company's covenant defaults, the Company is evaluating its existing capital structure and considering alternatives to strengthen its balance sheet, including refinancing its Senior Credit Facility or obtaining waivers or amendments to its Senior Credit Facility. Based upon discussions with several potential lending institutions, the Company believes it will be able to refinance its Senior Credit Facility on terms and with financial covenants that will give the Company the ability to complete its planned operational improvements and position itself to return to profitability. If the Company is unable to arrange such financing or obtain additional waivers from or satisfactory agreements with its lenders, the Company's cash flow from operations would not be adequate to meet its debt service requirements if the indebtedness is accelerated.

     In exchange for the June 15, 2004 waiver and the eased third and fourth quarter covenants, the Company is obligated to pay interest on its term B loan of 18% of which 7.0% is payable on a current basis and 11.0% is accrued and added to the outstanding principal balance each month. Further, the prepayment penalty was extended to four years from the amended three years and ten year warrants to purchase 1,841,715 shares of the common stock of the Company at an exercise price of $0.02 per share were issued to the term B lender. The term loan B was increased to $60 million from $50 million and a commitment fee of $0.75 million was paid on the additional $10 million. In addition, the Company agreed to raise $2.5 million in new equity or junior securities by September 30, 2004.

     In connection with the June 15, 2004 waiver, which was a substantial modification to the credit agreement, the Company recorded a loss on early extinguishment of debt of $9.5 million. The loss included the write-off of deferred debt issuance costs of $3.0 million and the expense of the fair value of the warrants of $6.5 million. In connection with the January 15, 2004 refinancing, the Company recorded a loss on early extinguishment of debt to write-off deferred debt issuance costs of $3.9 million.

     Due to the noncompliance with financial covenants at July 31, 2004 and uncertainty surrounding future debt covenant compliance and the ability to raise new equity, the Company has classified the credit agreement debt in current maturities of long-term debt in its consolidated balance sheet. If the Company is able to refinance its Senior Credit Facility or reach satisfactory agreement with its senior lenders and to achieve significant improvement in operating results as a result of the cost savings initiatives it has implemented and is able to raise new equity, the future classification of debt under its credit agreement could be reclassified from current to long-term in future periods.

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

     As discussed in the Company's Annual Report on Form 10-K, certain deficiencies in internal controls exist related to accounting for inventory. These deficiencies include inconsistent application of accounting policies and related controls among the plants, insufficient review of inventory accounts by the plants and limited information system resources in valuing inventory, all of which relate primarily to the decentralized nature of the accounting for inventory. In order to improve inventory controls, the Company now performs a physical inventory of finished goods and work in process on a quarterly basis, improved the cycle counting procedures, increased corporate oversight of the controls and procedures over inventory and has hired experienced inventory personnel. Management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, believe the results of the corrective actions initiated by the Company will be effective in addressing the deficiencies in internal controls over inventory.

Changes in Internal Control Over Financial Reporting.
----------------------------------------------------

     The Company's management, including the Company's Chairman and Chief Executive Officer and its Chief Financial Officer, has evaluated any changes in the Company's internal control over financial reporting that occurred during the quarterly period covered by this report and has concluded that there was no change during the Company's third quarter of its 2004 fiscal year that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting, including corrective actions with regards to the deficiencies noted above.

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

Item 2. - Changes in Securities and Use of Proceeds
          -----------------------------------------

          None.



Item 3. - Defaults Upon Senior Securities
          -------------------------------

          The following events of default have occurred and are continuing under the Senior Credit Facility: the failure of the Company to satisfy certain financial covenants for the quarter ended July 31, 2004, including the fixed charge ratio, the minimum EBITDA requirement and the maximum secured debt to EBITDA ratio.

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

               31.1   Certification of Chief Executive Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act.

               31.2   Certification of Chief Financial Officer pursuant to
                      Section 302 of the Sarbanes-Oxley Act.

               32.1   Certification of Chief Executive Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act.

               32.2   Certification of Chief Financial Officer pursuant to
                      Section 906 of the Sarbanes-Oxley Act.


          (b)  Reports on Form 8-K:

               On June 15, 2004, a Form 8-K was filed under Items 7 and 12 announcing the Company's financial results for the second fiscal quarter ended May 1, 2004.

               On July 6, 2004, a Form 8-K was filed under Item 5 announcing the New York Exchange accepts the Company's plan to comply with the listing requirements.

               On July 6, 2004, a Form 8-K was filed under Items 4 and 7 announcing a change in the Company's certifying accountant.

               On August 11, 2005, a Form 8-K was filed under Items 5 and 7 announcing the appointment of Gene Fleetwood as Vice President and Chief Financial Officer and the resignation of Phillip J. Pacey as Vice President and Chief Financial Officer.


SIGNATURES
----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           FALCON PRODUCTS, INC.

Date: September 14, 2004                   /s/ Franklin A. Jacobs
                                           ----------------------
                                           Franklin A. Jacobs
                                           Chief Executive Officer
                                           and Chairman of the Board

Date: September 14, 2004                   /s/ Gene Fleetwood
                                           ------------------
                                           Gene Fleetwood
                                           Vice President and
                                           Chief Financial Officer